Form 10QSB
period 2001-09-30
CAPSTONE INTERNATIONAL CORP
filed 2001-11-21
CIK 1142129

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED

SEPTEMBER 30, 2001

Commission file number 333-62588

Capstone International Corporation

6966 Coach Lamp Drive

Chilliwack, B.C.

Canada V2R 2X6

604-819-2550

IRS Tax ID #: 66-0349372

PART I: FINANCIAL INFORMATION

Item 1. Financial Statements:

CAPSTONE INTERNATIONAL CORPORATION

(A DEVELOPMENT STAGE COMPANY)

SEPTEMBER 30, 2001 AND SEPTEMBER 30, 2000

David E. Coffey	3651 Lindell Road, Suite I, Las Vegas, Nevada 89103
Certified Public Accountant	Phone (702) 871-3979

INDEPENDENT ACCOUNTANT'S REPORT

To the Board of Directors and Stockholders

of Capstone International Corporation

Surrey, BC, Canada

    I have reviewed the accompanying balance sheets of Capstone International Corporation (a development stage company) as of September 30, 2001 and December 31, 2000 and the related statements of operations, cash flows, and changes in stockholders' equity for the three and nine month periods then ended, as well as the cumulative period from November 16, 2000 (date of inception) to September 30, 2001.  These statements are the responsibility of Capstone International Corporation's management.

    I conducted my review in accordance with standards established by the American Institute of Certified Public Accountants.  A review of interim information consists principally of applying analytical procedures to financial date and making inquiries of persons responsible for financial and accounting matters.  It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole.  Accordingly, no such opinion is expresses.

    Based on my review, I am not aware of any material modifications that should be made to the accompanying financial statements for them to be in conformity with generally accepted accounting principals established by the American Institute of Certified Public Accountants.

David E. Coffey

Las Vegas, Nevada

November 19, 2001

CAPSTONE INTERNATIONAL CORPORATION

(A DEVELOPMENT STAGE COMPANY)

BALANCE SHEETS

	June 30, 2001	December 31, 2000
ASSETS
Cash	$ 4,006	$ 32
Total Assets	$ 4,006	$ 32
LIABILITIES & STOCKHOLDERS' EQUITY
Accounts Payable	$ 0	$ 0
Total Liabilities	0	0

Stockholders' Equity
Common stock, authorized 100,000,000
shares at $.001 par value, 2,050,000 shares and 100,000 shares respectively, issued and outstanding
4,021,000 shares, respectively, after	2,050	100
Additional paid-in capital	18,091	900
Deficit accumulated during the
development stage	(16,135)	(968)
Total Stockholders' Equity	4,006	32
Total Liabilities and Stockholders' Equity	$ 4,006	$ 32

The accompanying notes are an integral part of these financial statements

CAPSTONE INTERNATIONAL CORPORATION

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF OPERATIONS AND DEFICIT

ACCUMULATED DURING THE DEVELOPMENT STAGE

(With Cumulative Figures From Inception)

	Nine months ending Sept. 30, 2001	From Inception Nov. 16, 2000 to Sept. 30, 2001
Income	$ 0	$ 0

Expenses
Organizational costs	0	968
Profession fees	14,785	14,785
Fees	254	254
Office expenses	128	128
Total expenses	15,167	16,135

Net Loss	(15,167)	(16,135)

Retained earnings, beginning of period	(968)
Deficit accumulated during the development stage	$ (16,135)

Earnings (loss) per share, assuming dilution:
Net Loss	$ (0.01)	(0.02)
Weighted average shares outstanding	1,088,889	936,364

The accompanying notes are an integral part of these financial statements

CAPSTONE INTERNATIONAL CORPORATION

(A DEVELOPMENT STAGE COMPANY)

STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

FROM NOVEMBER 18, 2000, (Date of Inception) TO SEPTEMBER 30, 2001

	Common Stock		Additional	Deficit accumul-	Total
	Shares	Amount	Paid-in	ated during the
			Capital	development stage
Balance, November 16, 2000	$ --	$ --	$ --	$ --	$ --
Issuance of common stock for cash
November 20, 2000	100,000	100	900	0	1,000
Less net loss	0	0	0	(968)	(968)
Balance, December 31, 2000	100,000	100	900	(968)	32
Issuance of common stock for cash
May 9, 2001	400,000	400	3,600	0	4,000
May 14, 2001	700,000	700	6,300	0	7,000
June 14, 2001	850,000	850	7,650	0	8,500

Currency translation adjustment	0	0	(359)	0	(359)
Less net loss	0	0	0	(15,167)	(15,167)
Net income (loss)	0	0	0	(76,127)	(76,127)
Balance, September 30, 2001	2,050,000	2,050	18,091	(16,135)	4,006

The accompanying notes are an integral part of these financial statements.

CAPSTONE INTERNATIONAL CORPORATION

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CASH FLOWS)

(With Cumulative Figures From Inception)

	Nine months ending Sept. 30, 2001	From Inception, Nov. 16, 2000 to Sept. 30, 2001
CASH FLOWS PROVIDED BY OPERATING
ACTIVITIES
Net Loss	$ (15,167)	$ (16,135)
Non-cash items included in net loss
Adjustments to reconcile net loss to
cash by operating activity	0	0

NET CASH PROVIDED BYOPERATING ACTIVITIES	(15,167)	(16,135)
CASH FLOWS FROM INVESTING ACTIVITIES	0	0
CASH FLOWS FROM FINANCING ACTIVITIES
Sale ofCommon stock	1,950	2,050
Paid in capital	17,191	18,091
NET CASH PROVIDED BY
FINANCING ACTIVITIES	19,141	20,141
NET INCREASE IN CASH	3,974	$ 4,006
CASH AT BEGINNING OF PERIOD	32
CASH AT END OF PERIOD	$ 4,006

The accompanying notes are an integral part of these financial statements.

CAPSTONE INTERNATIONAL CORPORATION

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

SEPTEMBER 30, 2001 AND SEPTEMBER 30, 2000

NOTE A    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company was incorporated on November 16, 2000 under the laws of the State of Delaware.  The buseinss purpose of the Company is to acquire funeral facilities and the selling of prepaid funeral programs.

The Company will adopt accounting policies and procedures based upon the nature of future transactions.

NOTE B    EARNINGS (LOSS) PER SHARE

Basic EPS is determined using net income divided by the weighted average shares outstanding during the period.  Diluted EPS is computed by dividing net income by the weighted average shares outstanding, assuming all dilutive potential common shares were issued.  Since the Company has no common shares thatare potentially issuable, such as stock options, convertible securities, or warrants, basic and diluted EPS are the same.

NOTE C    COMMON STOCK ISSUES

On November 20, 2000 the Company sold 100,000 shares of it's common stock at $.01 per share for $1,000.  On May 9 2001 the Company sold 400,000 shares of its common stock at $.01 per share for $4,000.  On May 14, 2001 the Company sold 700,000 shares of its common stock at $01. per share for $7,000.  On June 14, 2001 the Company sold 850,00 shares of its common stock at $.01 per share for $8,500.  All of the proceeds were to be used for working capitl.

NOTE D    GOING CONCERN

The Company's financial statements are prepared using generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business.  However, the Company has not generated any revenues from its planned principal operations through June 30, 2001.  Without realization of additional capital, it would be unlikely for the Company to continue as a going cocern.  The Company intends to sell an additional 500,000 shares of its common stock for $50,000 in order to provide additional capital to begin its principal operations.

Item 2. Management's Discussion and Analysis:

The information required by this Item is included in Item 1 above.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CAPSTONE INTERNATIONAL CORPORATION

(Registrant)

Date: __________________

By:

--------------------------------

Darryl Mills

President and duly authorized officer