Form 10QSB
period 2002-09-30
CAPSTONE INTERNATIONAL CORP
filed 2002-11-01
CIK 1142129

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-QSB

QUARTERLY REPORT UNDER SECTION 13 OR 15(f) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2002

Commission file number 333-62588

Capstone International Corporation

6966 Coach Lamp Drive

Chilliwack, B.C.

Canada V2R 2X6

604-819-2550

IRS TAX ID # 66-0349372

PART I: FINANCIAL INFORMATION

Item 1. Financial Statements:

CAPSTONE INTERNATIONAL CORPORATOIN

(A DEVELOPMENT STAGE COMPANY)

FINANCIAL STATEMENTS

SEPTEMBER 30, 2002 AND SEPTEMBER 30, 2001

TABLE OF CONTENTS

Page Number
INDEPENDENT ACCOUNTANT'S REPORT . . . . . . . . . . . . . . . . . . . . . . . . . .	1

FINANCIAL STAEMENT

Balance Sheets . . . . .. . . . . . . . . . . . . . . . . . . . . . .	2

Statements of Operations and Deficit
Accumulated During the Development Stage . . .	3

Statement of Changes in Stockholders' Equity . . . .	4

Statements of Cash Flows . . . . . . . . . . . . . . . . . . . .	5

Notes to the Financial Statements . . . . . . . . . . . . . .	6

David E. Coffey	3651 Lindell Road, Suite I, Las Vegas, NV 89103
Certified Public Accountant

INDEPENDENT ACCOUNTANT'S REPORT

To the Board of Directors and Stockholders

of Capstone International Corporation

Surrey, BC. Canada

I have audited the accompanying balance sheets of Capstone International Corporation (a development stage company) as of September 30, 2002 and September 30, 2001 and the related statements of operations, cash flows, and changes in stockholders' equity for the periods then ended, as well as the cumulative period from November 16, 2002 (date of inception) to September 30, 2002. These statements are the responsibility of Capstone International Corporation's management. My responsibility is to express an opinion on these financial statements based on my audit.

I conducted my audit in accordance with generally accepted auditing standards. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by managmene4t, as well as evaluating the overall financial statement presentation. I believe that my audit provides a reasonable basis for my opinion.

In my opinion, the accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has not generated revenues from operations which raises substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

David E. Coffey, C.P.A.

Las Vegas, Nevada

October 30, 2002

CAPSTONE INTERNATIONAL CORPORATION

(A DEVELOPMENT STAGE COMPANY)

BALANCE SHEETS

	September 30, 2002	September 30, 2001
ASSETS

Cash	$0	$4,006

Total Assets	$0	$4,006

LIABILITIES & STOCKHOLDERS' EQUITY

Accounts payable	$16,372	$0

Total Liabilities	16,372	0

Stockholders' Equity
Common stock, authorized
100,000,000 shares at $.001 par value
2,113,536 shares and 2,050,000 shares,
respectively, issued and outstanding	2,114	2,050
Additional paid-in capital	24,840	18,091
Deficit accumulated during the
development stage	(43,326)	(16,135)

Total Stockholders' Equity	(16,372)	4,006

Total Liabilities and Stockholders' Equity	$0	$4,006

The accompanying notes are an integral part of

These financial statements

CAPSTONE INTERNATIONAL CORPORATION

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF OPERATIONS AND DEFICIT

ACCUMULATED DURING THE DEVELOPMENT STAGE

(With Cumulative Figures From Inception)

	Nine months ending September 30,		From Inception, Nov. 16, 2000 to Sept. 30, 2002
	2002	2001
Income	$0	$0	$0

Expenses
Organizational costs	0	0	968
Professional fees	17,376	14,785	40,593
Fees	0	254	519
Office expenses	546	128	764
Interest expense	482	0	482

Total expenses	18,404	15,167	43,326

Net loss	(18,404)	(15,167)	$(43,326)

Retained earnings, beginning of period	(24,922)	(968)

Deficit accumulated during the development stage	$(43,326)	(16,135)

Earnings (loss) per share, assuming dilution:
Net Loss	$(0.01)	$(0.01)	$(0.03)

Weighted average shares outstanding	2,113,536	1,088,889	1,534,702

The accompanying notes are an integral part of

These financial statements.

CAPSTONE INTERNATIONAL CORPORATION

(A DEVELOPMENT STAGE COMPANY)

STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

FROM NOVEMBER 16, 2000 (Date of Inception) TO SEPTEMBER 30, 2002

	Common Stock		Additional Paid-in Capital	Deficit accumul- ated during the development stage	Total
	Shares	Amount
Balance, November 16, 2000	--	$--	$--	$--	$--

Issuance of common stock for cash
November 20, 2000	100,000	100	900	0	1,000

Less net loss	0	0	0	(968)	(968)

Balance, December 31, 2000	100,000	100	900	(968)	32

Issuance of common stock for cash
May 9, 2001	400,000	400	3,600	0	4,000
May 14, 2001	700,000	700	6,300	0	7,000
June 14, 2001	850,000	850	7,650	0	8,500

Currency translation adjustment	0	0	100	0	100

Less net loss	0	0	0	(23,954)	(23,954)

Balance, December 31, 2001	2,050,000	2,050	18,550	(24,922)	(4,322)

July 15, 2002 Expiration of rescission offer for Nov. 14, 2001 sale of common stock	63,536	64	6,290	0	6,354

Less net loss	0	0	0	(18,404)	(18,404)

Balance, September 30, 2002	2,113,536	$2,114	$24,840	$(43,326)	$(16,372)

The accompanying notes are an integral part of

these financial statements.

CAPSTONE INTERNATIONAL CORPORATION

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CASH FLOWS
(With Cumulative Figures From Inception)

	Nine months ending September 30,		From Inception, Nov. 16, 2000 to Sept. 30, 2002
	2002	2001
CASH FLOWS PROVIDED BY OPERATING
ACTIVITIES
Net Loss	$(18,404)	$(15,167)	$(43,326)
Non-cash items included in net loss	0	0	0
Adjustments to reconcile net loss to
cash used by operating activity
Accounts payable	15,643	0	16,372

NET CASH PROVIDED BY OPERATING ACTIVITIES	(2,761)	(15,167)	(26,954)

CASH FLOWS FROM INVESTING ACTIVITIES	0		0

CASH FLOWS FROM FINANCING ACTIVITIES
Sale of common stock	64	1,950	2,114
Paid-in capital	6,290	17,191	24,840
Common stock sold subject to a rescission offer	(6,354)	0	0

NET CASH PROVIDED BY FINANCING ACTIVITIES	0	19,141	26,954

NET INCREASE IN CASH	(2,761)	3,974	$0

CASH AT BEGINNING OF PERIOD	2,761	32

CASH AT END OF PERIOD	$0	$4,006

The accompanying notes are an integral part of

These financial statements

CAPSTONE INTERNATIONAL CORPORATION

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

MARCH 31, 2002 AND MARCH 31, 2001

NOTE A SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company was incorporated on November 16, 2000 under the laws of the State of Delaware. The business purpose of the Company is to acquire funeral facilities and the selling of prepaid funeral programs.

The Company will adopt accounting policies and procedures based upon the nature of future transactions.

NOTE B EARINGS (LOSS) PER SHARE

Basic EPS is determined using net income divided by the weighted average shares outstanding during the period. Diluted EPS is computed by dividing net income by the weighted average shares outstanding, assuming all dilutive potential common shares were issued. Since the Company has no common shares that are potentially issuable, such as stock options, convertible securities, or warrants, basic and diluted EPS are the same.

NOTE C COMMON STOCK ISSUANCE

On November 20, 2000 the Company sold 100,000 shares of its common stock at $.01 per share for $1,000. On May 9, 2001 the Company sold 400,000 shares of its common stock at $.01 per share for $4,000. On May 14, 2001 the Company sold 700,000 shares of its common stock at $.01 per share for $7,000. On June 14, 2001 the Company sold 850,000 shares of its common stock at $.01 per share for $8,500. On November 14, 2001 the Company sold 63,536 shares of its common stock at $.10 per share for $6,354, subject to a rescission offer which expired unexercised on July 15, 2002.

NOTE D GOING CONCERN

The Company's financial statements are prepared using generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company has not generated any revenues from its planned principal operations through September 30, 2002. Without realization of additional capital, it would be unlikely for the Company to continue as a going concern.

Item 2: Management's Discussion and Analysis:

Capstone plans to market its insurance and annuity products differently from other sellers of the same products. Capstone's plan is to market its products through the existing network of general insurance and financial service brokers and agents. By using this pre-existing network, Capstone will gain instant access to hundreds of fully staffed and operational retail locations. This will lessen the financial pressure on the Company, as there will be no need to license and train employees, or to provide equipment, facilities and administrative support for a large workforce.

During the past year Capstone management has met with numerous insurance-underwriting firms in an effort to secure insurance and annuity products to sell. At present the Company has narrowed its list of likely candidates to two well-established American companies. Both firms have been in the business of providing final needs insurance and annuity products in the United States for many years. One of the firms has been in business for over 25 years. Both firms are very interested in gaining a presence in the Canadian market. Neither of the firms' products is currently available in Canada.

The underwriting firms are responsible for securing proper licensing from the appropriate Canadian authorities. One of the firms with whom we are negotiating has secured the necessary licenses for most Canadian jurisdictions, but is still waiting for approval in British Columbia. The other firm has made the necessary enquiries and advises us that licensing will be forthcoming as required. Capstone expects to negotiate a final contract with an underwriter shortly after our company's stock is approved for trading. The Company plans on confirming sales agency agreements immediately after the underwriter has been selected.

Capstone has had ongoing discussions with a number of general insurance brokers and agents for almost one year. The firms with whom it met have indicated a definite interest in offering the Capstone insurance and annuity products for sale. The Company continues to meet with potential sellers on a regular basis. At the time of this filing Capstone has not signed any contracts or agreements with sellers, as it would be imprudent to do so until the Company has a contract in place with an underwriter.

In addition to meeting with potential underwriters, sales brokers and agents, Capstone has also done a considerable amount of work developing training materials. A draft of the materials has been completed and edited, and is ready to go to production. The Company is waiting until an underwriter has been selected in case modifications will be required to the materials. When the underwriter has been retained the package will be reviewed by the Company's consultant and put into print. Capstone anticipates having the materials ready for distribution to sales brokers and agents as required.

Although Capstone has not yet completed negotiations on a re-sellers agreement nor settled on a final fee or commission structure with an underwriting firm, the Company believes it can generate gross revenues of between seventeen percent (17%) to twenty-three percent (23%) on the insurance policies and annuity contracts sold. The final amount will depend upon the age of the policy/contract holder, whether it is an insurance policy or an annuity and the payment terms.

During the first year of operations, Capstone will concentrate its efforts exclusively on building its business in British Columbia. As the Company gains experience, and develops sufficient revenues from sales it will expand its business eastward across the country. At this time, the Company has no plans to expand outside Canada

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CAPSTONE INTERNATIONAL CORPORATION

DATE: November 1, 2002

/s/ Darryl Mills

Darryl Mills

President and duly authorized officer