Form 10QSB/A
period 2002-09-30
CAPSTONE INTERNATIONAL CORP
filed 2002-12-19
CIK 1142129

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

Surrey, BC. Canada

I have audited the accompanying balance sheets of Capstone International Corporation (a development stage company) as of September 30, 2002 and September 30, 2001 and the related statements of operations, cash flows, and changes in stockholders' equity for the periods then ended, as well as the cumulative period from November 16, 2000 (date of inception) to September 30, 2002. These statements are the responsibility of Capstone International Corporation's management. My responsibility is to express an opinion on these financial statements based on my audit.

I conducted my audit in accordance with generally accepted auditing standards. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by managmenet, as well as evaluating the overall financial statement presentation. I believe that my audit provides a reasonable basis for my opinion.

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