Form 10QSB
period 2002-06-30
CAPSTONE INTERNATIONAL CORP
filed 2002-12-23
CIK 1142129

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-QSB

QUARTERLY REPORT UNDER SECTION 13 OR 15(f) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2002

Commission file number 333-62588

Capstone International Corporation

6966 Coach Lamp Drive

Chilliwack, B.C.

Canada V2R 2X6

604-819-2550

IRS TAX ID # 66-0349372

PART I: FINANCIAL INFORMATION

Item 1. Financial Statements:

CAPSTONE INTERNATIONAL CORPORATION

(A DEVELOPMENT STAGE COMPANY)

FINANCIAL STATEMENTS

JUNE 30, 2002 AND JUNE 30, 2001

TABLE OF CONTENTS

Page Number
INDEPENDENT ACCOUNTANT'S REPORT . . . . . . . . . . . . . . . . . . . . . . . . . . .	1

FINANCIAL STATEMENT

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

Surrey, BC. Canada

I have audited the accompanying balance sheets of Capstone International Corporation (a development stage company) as of June 30, 2002 and June 30, 2001 and the related statements of operations, cash flows, and changes in stockholders' equity for the periods then ended, as well as the cumulative period from November 16, 2000 (date of inception) to June 30, 2002. These statements are the responsibility of Capstone International Corporation's management. My responsibility is to express an opinion on these financial statements based on my audit.

I conducted my audit in accordance with generally accepted auditing standards. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit provides a reasonable basis for my opinion.

In my opinion, the accompanying financial statements present fairly, in all material respects, the financial position of Capstone International Corporation as of June 30, 2002 and June 30, 2001 and the results of operations, cash flows, and changes in stockholders' equity for the periods then ended, as well as the cumulative period from November 16, 2000, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  The Company has not generated revenues from operations which raises substantial doubt about its ability to continue as a going concern.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

David E. Coffey, C.P.A.

Las Vegas, Nevada

December, 2002

CAPSTONE INTERNATIONAL CORPORATION

(A DEVELOPMENT STAGE COMPANY)

BALANCE SHEETS

	June 30, 2002	June 30, 2001
ASSETS

Cash	$0	$15,506

Total Assets	$0	$15,506

LIABILITIES & STOCKHOLDERS' EQUITY

Accounts payable	$11,852	$0
Common stock sold subject to a rescission offer	6,354	0

Total Liabilities	18,206	0

Stockholders' Equity
Common stock, authorized
100,000,000 shares at $.001 par value
2,050,000 shares and 100,000 shares,
respectively, issued and outstanding	2,050	2,050
Additional paid-in capital	18,550	18,450
Deficit accumulated during the
development stage	(38,806)	(4,994)

Total Stockholders' Equity	(18,206)	15,506

Total Liabilities and Stockholders' Equity	$0	$15,506

The accompanying notes are an integral part of

These financial statements

CAPSTONE INTERNATIONAL CORPORATION

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF OPERATIONS AND DEFICIT

ACCUMULATED DURING THE DEVELOPMENT STAGE

(With Cumulative Figures >From Inception)

	Six months ending June 30,		>From Inception, Nov. 16, 2000 to June 30, 2002
	2002	2001
Income	$0	$0	$0

Expenses
Organizational costs	0	0	968
Professional fees	13,366	4,026	36,563
Fees	0	0	519
Office expenses	351	0	589
Interest expense	167	0	167

Total expenses	13,884	4,026	38,806

Net loss	(13,884)	(4,026)	$(38,806)

Retained earnings, beginning of period	(24,922)	(968)

Deficit accumulated during the development stage	$(38,806)	(4,994)

Earnings (loss) per share, assuming dilution:
Net Loss	$(0.01)	$(0.01)	$(0.03)

Weighted average shares outstanding	2,050,000	608,333	1,422,500

The accompanying notes are an integral part of

These financial statements.

CAPSTONE INTERNATIONAL CORPORATION

(A DEVELOPMENT STAGE COMPANY)

STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

FROM NOVEMBER 16, 2000 (Date of Inception) TO JUNE 30, 2002

	Common Stock		Additional Paid-in Capital	Deficit accumul- ated during the development stage	Total
	Shares	Amount
Balance, November 16, 2000	--	$--	$--	$--	$--

Issuance of common stock for cash
November 20, 2000	100,000	100	900	0	1,000

Less net loss	0	0	0	(968)	(968)

Balance, December 31, 2000	100,000	100	900	(968)	32

Issuance of common stock for cash
May 9, 2001	400,000	400	3,600	0	4,000
May 14, 2001	700,000	700	6,300	0	7,000
June 14, 2001	850,000	850	7,650	0	8,500

Currency translation adjustment	0	0	100	0	100

Less net loss	0	0	0	(23,954)	(23,954)

Balance, December 31, 2001	2,050,000	2,050	18,550	(24,922)	(4,322)

Less net loss	0	0	0	(13,884)	(13,884)

Balance, June 30, 2002	2,050,000	$2,050	$18,550	$(38,805)	$(18,206)

The accompanying notes are an integral part of

these financial statements.

CAPSTONE INTERNATIONAL CORPORATION

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CASH FLOWS
(With Cumulative Figures From Inception)

	Six months ending June 30,		From Inception, Nov. 16, 2000 to June 30, 2002
	2002	2001
CASH FLOWS PROVIDED BY OPERATING
ACTIVITIES
Net Loss	$(13,884)	$(4,026)	$(38,806)
Non-cash items included in net loss	0	0	0
Adjustments to reconcile net loss to
cash used by operating activity
Accounts payable	11,123	0	11,852

NET CASH PROVIDED BY OPERATING ACTIVITIES	(2,761)	(4,026)	(26,954)

CASH FLOWS FROM INVESTING ACTIVITIES	0		0

CASH FLOWS FROM FINANCING ACTIVITIES
Sale of common stock	0	1,950	2,114
Paid-in capital	0	17,650	18,550
Common stock sold subject to a rescission offer	0	0	6,354

NET CASH PROVIDED BY FINANCING ACTIVITIES	0	19,500	26,954

NET INCREASE IN CASH	(2,761)	15,474	$0

CASH AT BEGINNING OF PERIOD	2,761	32

CASH AT END OF PERIOD	$0	$15,506

The accompanying notes are an integral part of

These financial statements

CAPSTONE INTERNATIONAL CORPORATION

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

JUNE 30, 2002 AND JUNE 30, 2001

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

NOTE D GOING CONCERN

The Company's financial statements are prepared using generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company has not generated any revenues from its planned principal operations through June 30, 2002. Without realization of additional capital, it would be unlikely for the Company to continue as a going concern.

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

CAPSTONE INTERNATIONAL CORPORATION

DATE: December 23, 2002

/s/ Darryl Mills

Darryl Mills

President and duly authorized officer

CERTIFICATION PURSUANT TO SECTION 302

OF THE SARBANES-OXLEY ACT OF 2002

I, Darryl Mills, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Capstone International Corporation for the quarter ended June 30, 2002;

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

Date: December 23, 2002

/s/ Darrl Mills

Darryl Mills

Chief Executive Officer