Form 10KSB
period 2002-12-31
CAPSTONE INTERNATIONAL CORP
filed 2003-04-15
CIK 1142129

SECURIITES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-KSB

Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Date of Report: December 31, 2002

CAPSTONE INTERNATIONAL CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	333-62588	66-0349372
(State of other jurisdiction of incorporation or organization)	(Commission File Number)	(IRS Employer Identification No.)

6966 Coach Lamp Drive, Chilliwack, BC, Canada, V2R 2X6

(Address of principal executive offices)

Registrant's telephone number: (604) 791-1979

(Mark One)

[X] Annual report pursuant to Section 13 or 15(d) of the securities exchange act of 1934 for the fiscal year ended December 31, 2002.

[ ] Transition report under Section 13 or 15(d) of the securities exchange act of 1934

Securities registered under Section 12(b) of the Exchange Act:

Securities registered under Section 12(g) of the Exchange Act:

Common stock

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

Check if there is no disclosure of delinquent filers in response to Item 405 or Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [X]

State issuer's revenues for its most recent fiscal year: As of December 31, 2002, the Company has not generated any revenues.

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. _____________

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. As of December 31, 2002, there were 2,113,536 common shares issued and outstanding.

PART I

Item 1. Description of Business

Business Development

Capstone International Corporation was incorporated on November 16, 2000, in the state of Delaware. The Company has never declared bankruptcy, it has never been in receivership, and it has never been involved in any legal action or proceedings. Since becoming incorporated, Capstone has not made any significant purchase or sale of assets, nor has it been involved in any mergers, acquisitions or consolidations. Capstone is not a blank check registrant as that term is defined in Rule 419(a)(2) of Regulation C of the Securities Act of 1933, since it has a specific business plan or purpose.

Business of Issuer

Capstone is creating a business as a reseller of insurance and annuity products. These products are specially designed and marketed to compete directly with what are known as pre-paid funerals. The products the Company intends to sell will provide its customers with the assurance that all their final needs are provided for before their death.

Principal Products and Services

Capstone plans on offering final needs insurance and annuity products that are specially designed to compete with pre-paid funeral packages. By offering both insurance products and annuity products, the Company can supply a pre-arranged funeral expense alternative for virtually every consumer.

The insurance product is a life insurance policy that will pay out a predetermined sum to a beneficiary of the client's choice at the time of the policyholder's death. As with all life insurance policies, there are pre-determined premiums payable for a specified term with a pre-determined payout value. There are also maximum age requirements and health related qualifiers that must be met. At the time of the policyholder's death, the benefits are used to pay for funeral and other related expenses on behalf of the deceased policyholder.

The annuity type product that Capstone intends to sell is being made available for clients who do not want to purchase life insurance, or who are unable to qualify for life insurance due to health or age considerations. The annuity achieves virtually the same result as the insurance policy. The client purchases the annuity with a predetermined value. The cost of the annuity can be paid in one lump sum, or it can be financed with predetermined monthly payments for a prescribed term. At the time of the annuity holder's death, the beneficiary will use the money from the annuity to pay for the funeral arrangements and related expenses on behalf of the deceased annuity holder.

In the case of both the life insurance policy and the annuity, the client will have absolute discretion over how he or she wants the proceeds paid at the time of death. The client will specify a beneficiary who will receive the proceeds, and make disbursements as required. The beneficiary can be a person, the deceased's estate or a death services provider, such as a funeral home, crematorium or cemetery.

The Market

Two different types of businesses dominate the market for pre-paid and pre-arranged death services: funeral home and death care service providers - such as crematoriums, cemeteries and monument suppliers - and insurance companies and underwriters. The funeral home and death care service providers are allowed to sell both pre-paid funerals and the insurance/annuity type products. The insurance companies and underwriters sell only the insurance/annuity type products. Both of these groups operate throughout the market place and have a strong presence in every region.

The demand for pre-paid and pre-arranged funerals increases as our society ages. People tend to be more concerned about their mortality as they grow older, and they often make financial plans and other arrangements for their own final needs. The final needs insurance and annuity products Capstone intends to provide are specifically designed to satisfy these concerns.

Competition and Competitive Strategy

Competition in the pre-need death services marketplace comes from two major areas: funeral home and other service providers, and insurance and annuity underwriters. Generally speaking, the funeral home operators rely on walk-in trade and word of mouth advertising to generate sales. Some of the larger national operators also conduct direct mail marketing campaigns. Competition from insurance underwriters is mainly in the form of national television advertising, newspaper and magazine advertising, and direct mail marketing campaigns.

Capstone intends to avoid all these areas of promotion and to instead concentrate on building a strong network of independent brokers and agents. By offering our products through pre-existing agencies and firms Capstone will gain immediate access to this base of clientele that direct mail and other mass marketing techniques may not reach. Capstone's agents and brokers will be able to present the Company's products directly to select pre-qualified customers as part of a comprehensive personal or family insurance portfolio.

Distribution

By working with fully qualified experienced insurance professionals, Capstone will be able to offer its customers the best possible distribution and customer service network. All paperwork will be completed by fully trained professionals, who can answer any questions the customer may ask. Paperwork will then be sent directly to the underwriter for processing. The customer will receive the official acceptance and contract in the mail as soon as the underwriter has accepted it.

New and or Innovative Products and Services

Capstone has never made any announcements concerning the introduction of new or innovative products or services, nor does the Company have any intentions to do so in the future.

Sources and Availability of Products and Supplies

All products and supplies that are required by Capstone for consumption or re-sale are readily available from numerous industry wholesalers. The final needs insurance and annuity industry has not been characterized by product shortages, restrictions or any other type of limiting factors, and there are no indications that such problems will occur in the foreseeable future.

Dependence on One or a Few Major Customers

The final needs insurance and annuity services business is not the type of business that is, or can be, dominated by one or a small number of customers. The types of products and services that Capstone intends to provide have always been considered to be very personal. Except for a very limited number of cases, the point of sale decision or actual purchase event takes place between the consumer or purchaser and the service provider.

Patent, Trademark, License & Franchise Restrictions and Contractual Obligations & Concessions

There are no inherent factors or circumstances associated with this industry, or any of the products or services that Capstone plans to provide that would give cause for any patent, trademark or license infringements or violations. The Company has also not entered into any franchise agreements or other contracts that have given, or could give rise to obligations or concessions.

Governmental Controls and Approvals

Capstone management has been in contact with government regulators in British Columbia, Alberta and Saskatchewan. In all cases the Company has been advised that it does not require government licensing as a re-seller of final needs insurance and annuity products. Only sales people and insurance underwriters are required to be licensed in the jurisdictions where we have made enquiries. We have also been advised that the insurance and financial service products being sold must also be approved for sale. This approval is granted to the insurance underwriter.

While there is no requirement for re-sellers such as Capstone to be licensed, as insurance agents, brokers or sellers at this time, the Company has the ability, through its consultant Mr. Santbir Minhas, to secure any type of licenses that may become necessary. Mr. Minhas is a fully licensed General Insurance Agent and Broker and as such has agreed to provide whatever services necessary or to undertake whatever role is necessary to fulfill both present and future regulatory requirements for the Company. That includes securing a General Agency license if necessary.

Mr. Minhas' agreement with Capstone may be terminated by either party upon delivery of (30) thirty-days written notice. This agreement requires Mr. Minhas to assist Capstone in developing training materials, and agreements with underwriters. Mr. Minhas will be paid monthly on a fee for service basis at a rate of $500 per day. Mr. Minhas works on an as needed basis with no minimum or maximum commitment or requirement.

Existing or Probable Government Regulations

Other than the licensing requirements discussed above, there are no other types of government regulations existing or being contemplated that would adversely affect the Company's ability to operate. Labor Standards Laws, Workplace Occupational Health and Safety Regulations, and local government business licensing requirements are the only other government regulations that will affect Capstone.

Research and Development Activities and Costs

Capstone has not undertaken any research and development to date, nor does it have any plans to undertake any research or development in the future.

Compliance With Environmental Laws

There are no environmental laws that have been enacted, nor is Capstone aware of any such laws being contemplated for the future to address issues specific to the business of the issuer.

Facilities

Capstone does not own or rent facilities of any kind. At present the Company is operating from its official address that is located within the offices of the Company's President. Capstone intends to continue to operate from this location until it has sufficient revenues from sales to support a rented facility. Capstone anticipates no need for additional space during the first year of operations, however, if growth occurs faster then expected the Company would make every effort to find facilities that offer long-term adaptability to growth.

Employees

Capstone has no intention to hire employees until the business has been successfully launched with sales revenues flowing into the Company. The Company's Officers and Directors intend to do whatever work is necessary to bring the Company to the point of earning revenues from the sale of final needs insurance and annuities. Human resource planning will be part of an ongoing process that will include constant evaluation of operations and revenue realization. The Company expects to have no more than two full time employees by the end of the first year of operations. Both of these employees will be hired very near the end of the first year.

Reports to Security Holders

Capstone will voluntarily make available to securities holders an annual report, including audited financials on Form 10-K or Form 10-KSB.

The public may read and copy any materials filed with the SEC at the SEC's Public Reference Room at 450 Fifth Street, N.W., Washington, D.C. 20549. The public may obtain information about the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC at 'http://www.sec.gov'.

Item 2. Description of Property.

Capstone does not own any property, real or otherwise. For the first year, Capstone intends to operate from the President's office at his residence, at no cost to the Company.

The Company does not have any investments or interests in any real estate. Capstone does not invest in real estate mortgages, nor does it invest in Securities of, or interests in, persons primarily engaged in real estate activities.

Item 3. Legal Proceedings

Capstone is not a party to any pending legal proceedings.

Item 4. Submission of Matters to a Vote of Security Holders.

No matter was submitted during the fourth quarter of the fiscal year ended December 31, 2002, to a vote of security holders, through the solicitation of proxies or otherwise.

PART II

Item 5. Market for Common Equity and Related Stockholder Matters.

Market Information

Currently there is no public trading market for Capstone stock, and Capstone has not applied to have its common stock listed.

Holders.

As of December 31, 2002, the Company had thirty-six (36) shareholders of record of its common stock.

Dividends.

As of December 31, 2002, registrant has not paid any dividends to its shareholder. There are no restrictions which would limit the ability of Capstone to pay dividends on common equity or that are likely to do so in the future. Capstone does not intend to pay dividends to its shareholders in the foreseeable future.

Recent Sales of Unregistered Securities

We have not sold securities during the fiscal year ended December 31, 2002 without registering the securities under the Securities Act of 1933 on two separate occasions.

Item 6. Management's Discussion and Analysis or Plan of Operation.

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

During the first year of operations, Capstone will concentrate its efforts exclusively on building its business in British Columbia. As the Company gains experience, and develops sufficient revenues from sales it will expand its business eastward across the country. At this time, the Company has no plans to expand outside Canada

Item 7. Financial Statements

CAPSTONE INTERNATIONAL CORPORATION

(A DEVELOPMENT STAGE COMPANY)

FINANCIAL STATEMENTS

DECEMBER 31, 2002 AND DECEMBER 31 2001

TABLE OF CONTENTS

Page Number

INDEPENDENT ACCOUNTANT'S REPORT 1

FINANCIAL STATEMENT

                                Balance Sheets                                                                                                 2

                                Statements of Operations and Deficit

                                Accumulated During the Development Stage                                                        3

                                Statement of Changes in Stockholder's Equity                                                     4

                                Statements of Cash Flows                                                                                  5

                                Notes to the Financial Statements                                                                      6-7

David E. Coffey 6767 West Tropicana Ave., Suite 216, Las Vegas, Nevada 89103

Certified Public Accountant

INDEPENDENT ACCOUNTANT'S REPORT

To the Board of Directors and Stockholders

of Capstone International Corporation

Surrey, BC, Canada

I have audited the accompanying balance sheets of Capstone International Corporation (a development stage company) as of December 31, 2002 and December 31, 2001 and the related statements of operations, cash flows, and changes in stockholders' equity for the years then ended, as well as the cumulative period from November 16, 2000 (date of inception) to December 31, 2002. These statements are the responsibility of Capstone International Corporation's management. My responsibility is to express an opinion on these financial statements based on my audit.

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

In my opinion, the accompanying financial statements present fairly, in all material respects, the financial position of Capstone International Corporation as of December 31, 2002 and December 31, 2001 and the results of operations, cash flows, and changes in stockholders' equity for the years then ended, as well as the cumulative period from November 16, 2000, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has not generated revenues from operations which raises substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

David E. Coffey, C.P.A.

Las Vegas, Nevada

March 31, 2003

CAPSTONE INTERNATIONAL CORPORATON

(A DEVELOPMENT STAGE COMPANY

BALANCE SHEETS

	December 31, 2002	December 31, 2001
	----------------------	-----------------------
ASSETS

Cash	$0	$2,761
	----------------------	-----------------------
Total Assets
	$0	$2,761
	============	=============

LIABILITIES & STOCKHOLDERS' EQUITY

Accounts payable	$24,015	$729
Common stock sold subject to a rescission offer	0	6,354
	----------------------	-----------------------
Total Liabilities
	24,015	7,083

Stockholders' Equity
Common stock, authorized

100,000,000 shares at $.001 par value

2,113,536 shares of 2,050,000 shares,

respectively, issued and outstanding
	2,114	2,050
Additional paid-in capital
	24,840	18,550
Deficit accumulated during the

development stage
	(50,969)	(24,922)
	----------------------	-----------------------
Total Stockholders' Equity
	(24,015)	(4,322)

Total Liabilities and Stockholders' Equity	$0	$2,761
	============	=============

The accompanying notes are in integral an integral part of

these financial statements

CAPSTONE INTERNATIONAL CORPORATION

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF OPERATIONS AND DEFICIT

ACCUMULATED DURING THE DEVELOPMENT STAGE

(With Cumulative Figures From Inception)

	Year ending December 31,		From Inception, Nov. 16, 2000 to Dec. 31, 2002
	2002	2001
	------------	---------------	----------------------
Income	$0	$0	$0

Expenses
Organizational costs
	0	0	968
Professional fees
	24,515	23,217	47,732
Fees
	0	519	519
Office expenses
	546	218	764
Interest Expense
	986	0	986
	------------	---------------	----------------------
Total Expenses	26,047	23,954	50,969

Net Loss	(26,047)	(23,954)	$(50,969)
			============

Retained earnings, beginning of period	(24,922)	(968)
	------------	---------------
Deficit accumulated during the development stage	$(50,969)	(24,922)
	======	========

Earnings (loss) per share, assuming dilution:
Net Loss	$(0.01)	$(0.02)	$(0.03)
	======	========	============

Weighted average shares outstanding	2,081,768	1,329,167	1,581,970
	======	========	============

The accompanying notes are an integral part of

these financial statements.

CAPSTONE INTERNATIONAL CORPORATION

(A DEVELOPMENT STAGE COMPANY)

STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

FROM NOVEMBER 16, 2000 (Date of Inception) TO DECEMBER 31, 2002

	Common Stock			Additional	Deficit accumul-	Total
	Shares		Amount	Paid-in	Ated during the
				Capital	Development
					Stage
	----------------		-------------	----------------	----------------------	-----------
Balance, November 16, 2000	---	$	--- $	--- $	--- $	---

Issuance of common stock
for cash,
November 20, 2000	100,000		100	900	0	1,000

Less net loss	0		0	0	(968)	(968)
	----------------		-------------	----------------	----------------------	-----------

Balance, December 31, 2000	100,000		$100	$900	$(968)	$32

Issuance of common stock
for cash,
May 9, 2001	400,000		400	3,600	0	4,000
May 14, 2001	700,000		700	6,300	0	7,000
June 14, 2001	850,000		850 `	7,650	0	8,500

Currency translation adjustment	0		0	100	0	100

Less net loss	0		0	0	(23,954)	(23,954)
	----------------		-------------	----------------	----------------------	-----------

Balance, December 31, 2001	2,050,000		2,050	18,550	(24,922)	(4,322)
	=========		========	=========	============	=====

July 15, 2002 Expiration of re-
scission offer for Nov. 14, 2001
sale of common stock	63,536		64	6,290	0	6,354

Less net loss	0		0	0	(26,047)	(26,047)
	----------------		--------------	---------------	---------------------	-------------

Balance, December 31, 2002	2,113,536		$2,114	$24,840	$(50,969)	$(24,015)
	=========		========	=========	============	=====

The accompanying notes are an integral part of

These financial statements

CAPSTONE INTERNATIONAL CORPORATION

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CASH FLOWS

(With Cumulative Figures From Inception)

		Year ending December 31,	From Inception,
			No. 16, 2000 to
	2002	2001	Dec. 31, 2002
	-----------------	-------------------	---------------------
CASH FLOWS PROVIDED BY OPERATING ACTIVITIES
Net Loss	$(26,047)	$(23,954)	$(50,969)
Non-cash items included in net loss	0	0	0
Adjustments to reconcile net loss to
cash used by operating activity

Accounts payable
	23,286	729	24,015
	--------------------	-------------------	---------------------

NET CASH PROVIDED BY OPERATING ACTIVITIES
	(2,761)	(23,225)	(26,954)

CASH FLOWS FROM INVESTING ACITIVITIES	0		0

CASH FLOWS FROM FINANCING ACTIVITIES
Sale of common stock
	64	1,950	2,114
Paid-in capital
	6,290	17,650	24,840
Common stock sold subject to a rescission offer
	(6,354)	6,354	0
	----------------------	-------------------	---------------------
NET CASH PROVIDED BY FINANCING ACTIVITIES
	0	25,954	26,954

NET INCREASE IN CASH
	(2,761)	2,729	$0
			============
CASH AT BEGINNING OF PERIOD	2,761	32
	----------------------	-------------------
CASH AT END OF PERIOD
	$0	$2,761
	=============	===========

The accompanying notes are an integral part of

These financial statements.

CAPSTONE INTERNATIONAL CORPORATION

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

DECEMBER 31, 2002 AND DECEMBER 31, 2001

NOTE A SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company was incorporated on November 16, 2000 under the laws of the State of Delaware. The business purpose of the Company is to acquire funeral facilities and the selling of prepaid funeral programs.

The Company will adopt accounting policies and procedures based upon the nature of future transactions.

NOTE B EARNING (LOSS) PER SHARE

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

NOTE C COMMON STOCK ISSUES

On November 20, 2000 the Company sold 100,000 shares of its common stock at $.01 per share for $1,000. On May 9, 2001 the Company sold 400,000 shares of its common stock at $.01 per share for $4,000. On May 14, 2001 the Company sold 700,000 shares of its common stock at $.01 per share for $7,000. On June 14, 2001 the Company sold 850,000 shares of its common stock at $.01 per share of $8,500. On November 14, 2001 the Company sold 63,536 shares of its common stock at $.10 per share for $6,354, which expired unexercised on July 15, 2002.

NOTE D GOING CONCERN

The Company's financial statements are prepared using generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company has not generated any revenues from its planned principal operations through December 31, 2002. Without realization of additional capital, it would be unlikely for the Company to continue as a going concern.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures.

None. Not applicable.

PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

Darryl Mills, President, Member of the Board of Directors, age 48. Mr. Mills graduated from the University of Saskatchewan, in Saskatoon, Saskatchewan with a Bachelor of Commerce Degree (1990) and from the University of Regina, in Regina Saskatchewan with a Graduate Diploma in Government Administration. (1993)

Most of Mr. Mills' career has been in public service. He spent nearly 20 years with the Province of Saskatchewan in a variety of increasingly responsible roles. He has been: an Assistant Director of Economic Development with the Department of Northern Saskatchewan from 1972 to 1982; an Auditor with the Saskatchewan Workers Compensation Board from 1982 to 1986; Executive Assistant to the Minister of Finance from October 1992 to April 1993, and Executive Director of the Saskatchewan Gaming Commission from May 1993 to December 1996.

From 1986 to 1990 Mr. Mills held the position of Secretary Treasurer of the Kamsack School Division, in Kamsack Saskatchewan. From 1990 to 1992 Mr. Mills attended the University of Saskatchewan full time.

In addition to his time spent with the Saskatchewan Government and the Kamsack School Division, Mr. Mills also worked with the Canadian Institute of Chartered Accounts as British Columbia Sales Manager for Professional Publications and Services from May 1997 to July 1999. He also held the position of Secretary and Director with Far East Ventures, Inc from February to August of 2000. Since leaving Far East Ventures in August of 2000 Mr. Mills has been doing private consulting work in the areas of governmental relations, organization design and business development. Mr. Mills continues to work as a private management consultant assisting emerging companies in developing their business plans and management structure. He will continue to operate his private consulting business until such time as the responsibilities of Capstone necessitate a full time commitment to Capstone.

In working with Capstone, Mr. Mills will be responsible for business development, as well as corporate and governmental relations. His primary function will be to secure an insurance and annuity supplier and work with that supplier to develop suitable products and services. This will include primary responsibility for developing training materials and customer service support. He will also have the ongoing responsibility to maintain good relations with the supplier and to handle any regulatory issues that may arise. Mr. Mills will provide whatever time is necessary to effectively carry out his duties. He is currently devoting seventy five percent (75%) of his time on Capstone responsibilities; however, he expects that to grow to one hundred percent (100%) over the next several months.

Rodney Veremy, Secretary/Treasurer, Member of the Board of Directors, age 25. In 1997, Mr. Veremy graduated from Grant McEwen Community College in Edmonton, Alberta with a Diploma in Business Administration.

In June 1997, after attending Business College, Mr. Veremy was hired by Future Transportation Systems Ltd. (FTSL), as Assistant General Manager. FTSL is a medium sized trucking firm. In 1999 Mr. Veremy was promoted to general manager. Mr. Veremy left his position with FTSL on August 15, 2000.

In April of 2000, Mr. Veremy started his own trucking company, which he called Green Leaf Enterprises Ltd. Green Leaf employs 16 drivers. Mr. Veremy is the President and General Manager of Green Leaf Trucking and in that capacity is responsible for the entire operation of the company. In addition to doing private hauling, Green Leaf has 7 permanent contracts and 1 temporary contract.

Mr. Veremy's responsibilities with Capstone will be in the areas of financial management and accounting. He is currently devoting ten percent (10%) of his time to Capstone responsibilities. He is prepared to give Capstone up to 50 percent (50%) of his time in the long term, and as much as 75 percent (75%) for during the critical first 6 months of operations.

Until March 8, 2002, Mr. Brian Koehn served as the President and a member of the Board of Directors of the Company. After due investigation regarding past activities, the Board of Directors requested that Mr. Koehn resign as President and as a member of the Board of Directors. Mr. Koehn resigned both his appointment as a Board member and position as President on March 8, 2002. Mr. Koehn had no disagreements with the Company on any matter relating to the operations, policies or practices of the Company.

Item 10. Executive Compensation.

Capstone's Executive officers do not currently receive and are not accruing any compensation.

Item 11. Security Ownership of Certain Beneficial Owners and Management.

The following is a table detailing the current shareholders of our stock who own 5% or more of the common stock, and shares owned by our Directors and Officers:

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class
Common	Darryl Mills President, Director 6966 Coach Lamp Dr., Chilliwack B.C., Canada, V2R 2X6	100,000	4.8%
Common	Rod Veremy Secretary/Treasurer, Director 4; 19; 67; 32; NW, County of Athabasca, No. 12, A.B., Canada	100,000	4.8%
Common	Directors and officers as a group (2)	200,000	9.6%

Item 12. Certain Relationships and Related Transactions.

No persons who may, in the future, be considered a promoter will receive or expect to receive assets, services or other consideration from us. No assets will be or are expected to be acquired from any promoter on behalf of our company. We have not entered into any agreements that require disclosure to our shareholders.

Item 13. Exhibits and Reports on Form 8-K

Exhibits

Exhibit No.	Document	Location
3.1	Articles of Incorporation	Previously Filed
3.2	Bylaws	Previously filed
23	Consent of Auditor	Included

Reports on Form 8-K

No reports on Form 8-K have been filed during the last quarter of the year ended December 31, 2002.

Signatures

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CAPSTONE INTERNATIONAL CORPORATION

/s/ Darryl Mills

Darryl Mills, President

Dated: April 15, 2003

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Darryl Mills

Darryl Mills, President, Director

Dated: April 15, 2003

/s/ Rod Veremy

Rod Veremy, Secretary/Treasurer, Director

Dated: April 15, 2003

CERTIFICATION PURSUANT TO SECTION 302

OF THE SARBANES-OXLEY ACT OF 2002

I, Darryl Mills, certify that:

1. I have reviewed this annual report on Form 10-KSB of Capstone International Corporation for the year ended December 31, 2002;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

4. The registrant's other certifying offering officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have: a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared; b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function): a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: April 15, 2003

/s/ Darryl Mills

Darryl Mills

President

CERTIFICATION PURSUANT TO SECTION 302

OF THE SARBANES-OXLEY ACT OF 2002

I, Rod Veremy, certify that:

1. I have reviewed this annual report on Form 10-KSB of Capstone International Corporation for the year ended December 31, 2002;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

4. The registrant's other certifying offering officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have: a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared; b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function): a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: April 15, 2003

/s/ Rod Veremy

Rod Veremy

Secretary/Treasurer