Form 10QSB
period 2003-03-31
CAPSTONE INTERNATIONAL CORP
filed 2003-05-20
CIK 1142129

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-QSB

QUARTERLY REPORT UNDER SECTION 13 OR 15(f) OF THE SECURITIE SEXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2002

Commission file number 333-62588

Capstone International Corporation

6966 Coach Lamp Drive

Chilliwack, B.C.

Canada V2R 2X6

604-791-1979

IRS TAX ID # 66-0349372

PART I: FINANCIAL INFORMATION

Item 1. Financial Statements:

CAPSTONE INTERNATIONAL CORPORATION

(A DEVELOPMENT STAGE COMPANY)

FINANCIAL STATEMENTS

MARCH 31, 2003 AND MARCH 31, 2003

TABLE OF CONTENTS

Page Number
INDEPENDENT ACCOUNTANT'S REPORT . . . . . . . . . . . . . . . . . . . . . . . . . . .	1

FINANCIAL STAEMENT

Balance Sheets . . . . . . . . . . . . . . . . . . . . . . . . . . . .	2

Statements of Operations and Deficit
Accumulated During the Development Stage . . .	3

Statement of Changes in Stockholders' Equity . . . .	4

Statements of Cash Flows . . . . . . . . . . . . . . . . . . . .	5

Notes to the Financial Statements . . . . . . . . . . . . . .	6

David E. Coffey	6767 W. Tropicana Ave. Suite 216, Las Vegas, NV 89103
Certified Public Accountant

INDEPENDENT ACCOUNTANT'S REPORT

To the Board of Directors and Stockholders

of Capstone International Corporation

Surrey, BC. Canada

I have audited the accompanying balance sheets of Capstone International Corporation (a development stage company) as of March 31, 2003 and March 31, 2002 and the related statements of operations, cash flows, and changes in stockholders' equity for the periods then ended, as well as the cumulative period from November 16, 2002 (date of inception) to March 31, 2003. These statements are the responsibility of Capstone International Corporation's management. My responsibility is to express an opinion on these financial statements based on my audit.

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

In my opinion, the accompanying financial statements present fairly, in all material respects, the financial position of Capstone International Corporation as of March 31, 2003 and March 31, 2002 and the results of operations, cash flows, and changes in stockholders' equity for the periods then ended, as well as the cumulative period from November 16, 2000, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  The Company has not generated revenues from operations, which raises substantial doubt about its ability to continue as a going concern.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

David E. Coffey, C.P.A.

Las Vegas, Nevada

May 19, 2003

CAPSTONE INTERNATIONAL CORPORATION

(A DEVELOPMENT STAGE COMPANY)

BALANCE SHEETS

	March 31, 2003	March 31, 2002
ASSETS	------------------	-----------------

Cash	$0	$4,006
	------------------	-----------------
Total Assets	$0	$0
	==========	==========
LIABILITIES & STOCKHOLDERS' EQUITY

Accounts payable	$30,056	$3,725
Common stock sold subject to a rescission offer		6,354
	------------------	-----------------
Total Liabilities	30,056	10,079

Stockholders' Equity
Common stock, authorized
100,000,000 shares at $.001 par value
2,050,000 shares and 100,000 shares,
respectively, issued and outstanding	2,114	2,050
Additional paid-in capital	24,840	18,550
Deficit accumulated during the
development stage	(57,010)	(30,679)

Total Stockholders' Equity	(30,056)	(10,079)

Total Liabilities and Stockholders' Equity	$0	$0
	==========	==========

The accompanying notes are an integral part of

These financial statements

CAPSTONE INTERNATIONAL CORPORATION

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF OPERATIONS AND DEFICIT

ACCUMULATED DURING THE DEVELOPMENT STAGE

(With Cumulative Figures From Inception)

	Three months ending March 31		From Inception, Nov. 16, 2000 to March 31, 2003
	2002	2001
	------------------	---------------	-------------------
Income	$0	$0	$0

Expenses
Organizational costs	0	0	968
Professional fees	5,448	5,653	53,180
Fees	0	0	519
Office expenses	33	64	797
Interest expense	560	40	1,546
	------------------	---------------	-------------------
Total expenses	6,041	5,757	57,010

Net loss	(6,041)	(5,757)	$(57,010)
			============
Retained earnings, beginning of period	(50,969)	(24,922)
	------------------	---------------
Deficit accumulated during the development stage	$(57,010)	(30,679)

Earnings (loss) per share, assuming dilution:	===========	=========
Net Loss	$0.00	$0.00	$(0.03)

Weighted average shares outstanding	2,113,536	2,050,000	1,581,970
	===========	==========	============

The accompanying notes are an integral part of

These financial statements.

CAPSTONE INTERNATIONAL CORPORATION

(A DEVELOPMENT STAGE COMPANY)

STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

FROM NOVEMBER 16, 2000 (Date of Inception) TO MARCH 31, 2003

	Common Stock		Additional Paid-in Capital	Deficit accumul- ated during the development stage	Total
	Shares	Amount
	-------------	----------	-------------	----------------------	-----------
Balance, November 16, 2000	--	$--	$--	$--	$--

Issuance of common stock for cash
November 20, 2000	100,000	100	900	0	1,000
	-----------	----------	-----------	----------------------	-----------
Less net loss	0	0	0	(968)	(968)

Balance, December 31, 2000	100,000	100	900	(968)	32

Issuance of common stock for cash
May 9, 2001	400,000	400	3,600	0	4,000
May 14, 2001	700,000	700	6,300	0	7,000
June 14, 2001	850,000	850	7,650	0	8,500

Currency translation adjustment	0	0	100	0	100

Less net loss	0	0	0	(23,954)	(23,954)
	-----------	----------	-----------	----------------------	-----------
Balance, December 31, 2001	2,050,000	2,050	18,550	(24,922)	(4,322)

July 15, 2002 Expiration of rescission offer for Nov. 14, 2001 sale of common stock	63,536	64	6,290	0	6,354

Less net loss	0	0	0	(26,047)	(26,047)
	-----------	----------	-----------	----------------------	-----------
Balance, December 31, 2002	2,113,536	$2,114	$24,840	$(50,969)	$(24,015)

Less net loss	0	0	0	(6,041)	(6,041)

Balance, March 31, 2003	2,113,536	2,114	24,840	(57,010)	(30,056)
	=======	=====	=======	============	======

The accompanying notes are an integral part of

these financial statements.

CAPSTONE INTERNATIONAL CORPORATION

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CASH FLOWS
(With Cumulative Figures From Inception)

	Three months ending March 31,		From Inception, Nov. 16, 2000 to March 31, 2003
	2003	2002
	----------------------	-------------------	----------------------
CASH FLOWS PROVIDED BY OPERATING
ACTIVITIES
Net Loss	$(6,041)	$(5,757)	$(57,010)
Non-cash items included in net loss	0	0	0
Adjustments to reconcile net loss to
cash used by operating activity
Accounts payable	6,041	2,996	30,056
	----------------------	-------------------	----------------------
NET CASH PROVIDED BY OPERATING ACTIVITIES	0	(2,761)	(26,954)

CASH FLOWS FROM INVESTING ACTIVITIES	0		0

CASH FLOWS FROM FINANCING ACTIVITIES
Sale of common stock	0	0	2,114
Paid-in capital	0	0	24,840
Common stock sold subject to a rescission offer	0	0	0
	----------------------	-------------------	----------------------
NET CASH PROVIDED BY FINANCING ACTIVITIES	0	0	26,954

NET INCREASE IN CASH	0	(2,761)	$0
			=============
CASH AT BEGINNING OF PERIOD	0	2,761
	----------------------	-------------------
CASH AT END OF PERIOD	$0	$0
	============	===========	=============

The accompanying notes are an integral part of

These financial statements

CAPSTONE INTERNATIONAL CORPORATION

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

MARCH 31, 2003AND MARCH 31, 2002

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

NOTE D GOING CONCERN

The Company's financial statements are prepared using generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company has not generated any revenues from its planned principal operations March 31, 2003. Without realization of additional capital, it would be unlikely for the Company to continue as a going concern.

Item 2: Management's Discussion and Analysis:

Capstone is in the process building its business as a specialty insurance re-seller. Our products are life insurance and annuity plans marketed as final needs insurance, which can be used in a similar fashion as pre-paid funerals. We plan to market our insurance and annuity products differently from other sellers of the same products. Capstone's plan is to market its products through the existing network of general insurance and financial service brokers and agents. By using this pre-existing network, Capstone will gain instant access to hundreds of fully staffed and operational retail locations. This will lessen the financial pressure on the Company, as there will be no need to license and train employees, or to provide equipment, facilities and administrative support for a large workforce.

During the past two years our management has met with numerous insurance-underwriting firms in an effort to secure insurance and annuity products to sell. At present the Company has narrowed its list of likely candidates to two well-established American companies. Both firms have been in the business of providing final needs insurance and annuity products in the United States for many years. One of the firms has been in business for over 25 years. Both firms are very interested in gaining a presence in the Canadian market. Neither of the firms' products is currently available in Canada. We expect to be making final decisions about an underwriter and the product line within the next several months.

The underwriting firms are responsible for securing proper licensing from the appropriate Canadian authorities. One of the firms with whom we are negotiating has secured the necessary licenses for most Canadian jurisdictions, but is still waiting for approval in British Columbia. The other firm has made the necessary enquiries and advises us that licensing will be forthcoming as required. Capstone expects to negotiate a final contract with an underwriter shortly after our company's stock is approved for trading. The Company plans on confirming sales agency agreements immediately after the underwriter has been selected, within the next three months.

Capstone has had ongoing discussions with a number of general insurance brokers and agents for over a year. The firms with whom it met have indicated a definite interest in offering the Capstone insurance and annuity products for sale. The Company continues to meet with potential sellers on a regular basis. At the time of this filing Capstone has not signed any contracts or agreements with sellers, as it would be imprudent to do so until the Company has a contract in place with an underwriter.

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

CAPSTONE INTERNATIONAL CORPORATION

DATE: May 20, 2003

/s/ Darryl Mills

Darryl Mills

President and duly authorized officer

CERTIFICATION PURSUANT TO SECTION 302

OF THE SARBANES-OXLEY ACT OF 2002

I, Darryl Mills, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Capstone International Corporation for the quarter ended March 31, 2003;

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

Date: May 20, 2003

/s/ Darryl Mills

Darryl Mills

Chief Executive Officer

CERTIFICATION PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

(18 U.S.C. SECTION 1350)

In connection with the Annual Report of Capstone International Corporation, a Delaware corporation (the "Company"), on Form 10-QSB for the quarter ending March 31, 2003 as filed with the Securities and Exchange Commission (the "Report"), I, Darryl Mills, President of the Company, certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350), that to my knowledge:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

/s/ Darryl Mills

Darryl Mills, President

Dated: May 20, 2003