Form 10QSB/A
period 2003-03-31
CAPSTONE INTERNATIONAL CORP
filed 2003-05-28
CIK 1142129

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

The accompanying notes are an integral part of

These financial statements

CAPSTONE INTERNATIONAL CORPORATION

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF OPERATIONS AND DEFICIT

ACCUMULATED DURING THE DEVELOPMENT STAGE

(With Cumulative Figures From Inception)

	Three months ending March 31		From Inception, Nov. 16, 2000 to March 31, 2003
	2003	2002
	------------------	---------------	-------------------
Income	$0	$0	$0

Expenses
Organizational costs	0	0	968
Professional fees	5,448	5,653	53,180
Fees	0	0	519
Office expenses	33	64	797
Interest expense	560	40	1,546
	------------------	---------------	-------------------
Total expenses	6,041	5,757	57,010

Net loss	(6,041)	(5,757)	$(57,010)
			============
Retained earnings, beginning of period	(50,969)	(24,922)
	------------------	---------------
Deficit accumulated during the development stage	$(57,010)	(30,679)

Earnings (loss) per share, assuming dilution:	===========	=========
Net Loss	$0.00	$0.00	$(0.03)
	------------------	---------------	-------------------
Weighted average shares outstanding	2,113,536	2,050,000	1,581,970
	===========	==========	============

The accompanying notes are an integral part of

These financial statements.

CAPSTONE INTERNATIONAL CORPORATION

(A DEVELOPMENT STAGE COMPANY)

STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

FROM NOVEMBER 16, 2000 (Date of Inception) TO MARCH 31, 2003

	Common Stock		Additional Paid-in Capital	Deficit accumul- ated during the development stage	Total
	Shares	Amount
	-------------	----------	-------------	----------------------	-----------
Balance, November 16, 2000	--	$--	$--	$--	$--

Issuance of common stock for cash
November 20, 2000	100,000	100	900	0	1,000

Less net loss	0	0	0	(968)	(968)
	-----------	----------	-----------	----------------------	-----------
Balance, December 31, 2000	100,000	100	900	(968)	32

Issuance of common stock for cash
May 9, 2001	400,000	400	3,600	0	4,000
May 14, 2001	700,000	700	6,300	0	7,000
June 14, 2001	850,000	850	7,650	0	8,500

Currency translation adjustment	0	0	100	0	100

Less net loss	0	0	0	(23,954)	(23,954)
	-----------	----------	-----------	----------------------	-----------
Balance, December 31, 2001	2,050,000	2,050	18,550	(24,922)	(4,322)

July 15, 2002 Expiration of rescission offer for Nov. 14, 2001 sale of common stock	63,536	64	6,290	0	6,354

Less net loss	0	0	0	(26,047)	(26,047)
	-----------	----------	-----------	----------------------	-----------
Balance, December 31, 2002	2,113,536	$2,114	$24,840	$(50,969)	$(24,015)

Less net loss	0	0	0	(6,041)	(6,041)

Balance, March 31, 2003	2,113,536	2,114	24,840	(57,010)	(30,056)
	=======	=====	=======	============	======

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

CAPSTONE INTERNATIONAL CORPORATION

DATE: May 26, 2003

/s/ Darryl Mills

Darryl Mills

President and duly authorized officer

CERTIFICATION PURSUANT TO SECTION 302

OF THE SARBANES-OXLEY ACT OF 2002

I, Darryl Mills, certify that:

1. I have reviewed this quarterly report on Amended Form 10-QSB of Capstone International Corporation for the quarter ended March 31, 2003;

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

Date: May 26, 2003

/s/ Darryl Mills

Darryl Mills

Chief Executive Officer

CERTIFICATION PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

(18 U.S.C. SECTION 1350)

In connection with the Annual Report of Capstone International Corporation, a Delaware corporation (the "Company"), on Amended Form 10-QSB for the quarter ending March 31, 2003 as filed with the Securities and Exchange Commission (the "Report"), I, Darryl Mills, President of the Company, certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350), that to my knowledge:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

/s/ Darryl Mills

Darryl Mills, President

Dated: May 26, 2003