Form 10QSB
period 2003-09-30
CAPSTONE INTERNATIONAL CORP
filed 2003-11-19
CIK 1142129

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-QSB

QUARTERLY REPORT UNDER SECTION 13 OR 15(f) OF THE SECURITIE SEXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2003

Commission file number 333-62588

Capstone International Corporation

4970 Teskey Road

Chilliwack, BC

Canada V2R 5R2

(604) 858-0890

IRS TAX ID # 66-0349372

PART I: FINANCIAL INFORMATION

Item 1. Financial Statements:

CAPSTONE INTERNATIONAL CORPORATION

(A DEVELOPMENT STAGE COMPANY)

FINANCIAL STATEMENTS

SEPTEMBER 30, 2003 AND SEPTEMBER 30, 2002

TABLE OF CONTENTS

Page Number
INDEPENDENT ACCOUNTANT'S REPORT . . . . . . . . . . . . . . . . . . . . . . . . . . .	1

FINANCIAL STAEMENT

Balance Sheets . . . . . . . . . . . . . . . . . . . . . . . . . . . .	2

Statements of Operations and Deficit
Accumulated During the Development Stage . . .	3

Statement of Changes in Stockholders' Equity . . . .	4

Statements of Cash Flows . . . . . . . . . . . . . . . . . . . .	5

Notes to the Financial Statements . . . . . . . . . . . . . .	6-7

David E. Coffey	6767 W. Tropicana Ave. Suite 216, Las Vegas, NV 89103
Certified Public Accountant

INDEPENDENT AUDITOR'S REPORT

To the Board of Directors and Stockholders

of Capstone International Corporation

Surrey, BC. Canada

I have audited the accompanying balance sheets of Capstone International Corporation (a development stage company) as of September 30, 2003 and September 30, 2002 and the related statements of operations, cash flows, and changes in stockholders' equity for the periods then ended, as well as the cumulative period from November 16, 2000 (date of inception) to September 30, 2003. These statements are the responsibility of Capstone International Corporation's management. My responsibility is to express an opinion on these financial statements based on my audit.

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

In my opinion, the accompanying financial statements present fairly, in all material respects, the financial position of Capstone International Corporation as of September 30, 2003 and September 30, 2002 and the results of operations, cash flows, and changes in stockholders' equity for the periods then ended, as well as the cumulative period from November 16, 2000, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  The Company has not generated revenues from operations, which raises substantial doubt about its ability to continue as a going concern.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

David E. Coffey, C.P.A.

Las Vegas, Nevada

November 14, 2003

CAPSTONE INTERNATIONAL CORPORATION

(A DEVELOPMENT STAGE COMPANY)

BALANCE SHEETS

	September 30, 2003	September 30, 2002
ASSETS	------------------	-----------------

Cash	$0	$0
	------------------	-----------------
Total Assets	$0	$0
	==========	==========
LIABILITIES & STOCKHOLDERS' EQUITY

Accounts payable	$3,140	$16,372
Loans from Companies controlled by stockholders	41,176	0
	------------------	-----------------
Total Liabilities	44,316	16,372

Stockholders' Equity
Common stock, authorized 100,000,000
shares at $.001 par value, 10,567,680 shares
and 2,113,536 shares, respectively, issued
and outstanding after giving effect to a 5 for 1
stock split effective April 25, 2003	10,568	2,114
Additional paid-in capital	16,386	24,840
Deficit accumulated during the
development stage	(71,270)	(43,326)
	------------------	-----------------
Total Stockholders' Equity	(44,316)	(16,372)

Total Liabilities and Stockholders' Equity	$0	$0
	==========	==========

The accompanying notes are an integral part of

these financial staements

CAPSTONE INTERNATIONAL CORPORATION

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF OPERATIONS AND DEFICIT

ACCUMULATED DURING THE DEVELOPMENT STAGE

(With Cumulative Figures From Inception)

	Nine months ending September 30		From Inception, Nov. 16, 2000 to Sept 30, 2003
	2003	2002
	------------------	---------------	-------------------
Income	$0	$0	$0

Expenses
Organizational costs	0	0	968
Professional fees	19,632	17,376	67,364
Fees	0	0	519
Office expenses	33	546	797
Interest expense	636	482	1,622
	------------------	---------------	-------------------
Total expenses	20,301	18,404	71,270

Net loss	(20,301)	(18,404)	$(71,270)
			============
Retained earnings, beginning of period	(50,969)	(24,922)
	------------------	---------------
Deficit accumulated during the development stage	$(71,270)	(43,326)
	===========	=========
Earnings (loss) per share, assuming dilution, after giving effect to a 5 for 1 stock split effective April 25, 2003:
Net Loss	$0.00	$(0.01)	$(0.01)
	==========	=========	===========
Weighted average shares outstanding	10,567,680	10,567,680	8,593,291
	===========	==========	============

The accompanying notes are an integral part of

These financial statements.

CAPSTONE INTERNATIONAL CORPORATION

(A DEVELOPMENT STAGE COMPANY)

STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

FROM NOVEMBER 16, 2000 (Date of Inception) TO SEPTEMBER 30, 2003

	Common Stock		Additional Paid-in Capital	Deficit accumul- ated during the development stage	Total
	Shares	Amount
	-------------	----------	-------------	----------------------	-----------
Balance, November 16, 2000	--	$--	$--	$--	$--
Issuance of common stock for cash
November 20, 2000	100,000	100	900	0	1,000
Less net loss	0	0	0	(968)	(968)
	-----------	----------	-----------	----------------------	-----------
Balance, December 31, 2000	100,000	100	900	(968)	32

Issuance of common stock for cash
May 9, 2001	400,000	400	3,600	0	4,000
May 14, 2001	700,000	700	6,300	0	7,000
June 14, 2001	850,000	850	7,650	0	8,500
Currency translation adjustment	0	0	100	0	100
Less net loss	0	0	0	(23,954)	(23,954)
	-----------	----------	-----------	----------------------	-----------
Balance, December 31, 2001	2,050,000	2,050	18,550	(24,922)	(4,322)

July 15, 2002 Expiration of rescission offer for Nov. 14, 2001 sale of stock	63,536	64	6,290	0	6,354
Less net loss	0	0	0	(26,047)	(26,047)
	-----------	----------	-----------	----------------------	-----------
Balance, December 31, 2002	2,113,536	$2,114	$24,840	$(50,969)	$(24,015)

Stock split 5 for 1 effective
April 25, 2003	8,454,144	8,454	(8,454)	0	0
Less net loss	0	0	0	(20,301)	(20,301)
	------------	----------	------------	--------------------	----------
Balance, September 30, 2003	10,567,680	$10,568	$16,386	$(71,270,)	$(44,316)
	=======	=====	=======	============	======

The accompanying notes are an integral part of

these financial statements.

CAPSTONE INTERNATIONAL CORPORATION

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CASH FLOWS
(With Cumulative Figures From Inception)

	Nine months ending September 30,		From Inception, Nov. 16, 2000 to Sept. 30, 2003
	2003	2002
	----------------------	-------------------	----------------------
CASH FLOWS PROVIDED BY OPERATING
ACTIVITIES
Net Loss	$(20,301)	$(18,404)	$(71,270)
Non-cash items included in net loss	0	0	0
Adjustments to reconcile net loss to
cash used by operating activity
Accounts payable	(20,875)	15,643	3,140
Loans from Companies controlled by stockholders	41,176	0	41,176
	----------------------	-------------------	----------------------
NET CASH PROVIDED BY OPERATING ACTIVITIES	0	(2,761)	(26,954)

CASH FLOWS FROM INVESTING ACTIVITIES	0		0

CASH FLOWS FROM FINANCING ACTIVITIES
Sale of common stock	0	64	2,114
Paid-in capital	0	6,290	24,840
Common stock sold subject to a rescission offer	0	(6,354)	0
	----------------------	-------------------	----------------------
NET CASH PROVIDED BY FINANCING ACTIVITIES	0	0	26,954

NET INCREASE IN CASH	0	(2,761)	$0
			=============
CASH AT BEGINNING OF PERIOD	0	2,761
	----------------------	-------------------
CASH AT END OF PERIOD	$0	$0
	============	===========

The accompanying notes are an integral part of

These financial statements

CAPSTONE INTERNATIONAL CORPORATION

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

SEPTEMBER 30, 2003 AND SEPTEMBER 30, 2002

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

NOTE E LOANS FROM COMPANIES CONTROLLED BY STOCKHOLDERS

The Company has received loans from a Company controlled by a stockholder. The loans are unsecured, payable on demand, and accrue no interest. The total of such loans outstanding as of September 30, 2003 was $41,176. The proceeds were used for working capital.

CAPSTONE INTERNATIONAL CORPORATION

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

SEPTEMBER 30, 2003 AND SEPTEMBER 30, 2002

(Continued)

NOTE F GOING CONCERN

The Company's financial statements are prepared using accounting principles generally accepted in the United States of America and applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company has not generated any revenues from its planned principal operations through September 30, 2003. Without realization of additional capital, it would be unlikely for the Company to continue as a going concern.

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

PART II - OTHER INFORMATION

Item 5: Other Information

Subsequent Events:

On July 27, 2003 the company announced further to its news release of May 6th, 2003, that Capstone International Corporation has completed the primary Due-Diligence for the Company's first acquisition in the power generation and utilities industry. The Company has requested its Attorneys to prepare final documents for the Merger/Acquisition of First National Power Corporation (FPOW) a private company of Toronto Canada.

First National Power Corporation is a developer of renewable energy to meet the growing demand for clean, renewable sources of power. First National's focus is on wind power. Currently, First National Power is pursuing talks with the objective of developing a production site with upwards of 15 megawatts in Ontario as a test market

On August 4, 2003 Capstone International Corporation announced that in furtherance of its power generation and utilities industry business development plan, Capstone has signed a definitive agreement with Alvin Snaper, a leader in the International market for green powered energy conservation and reduced electricity costs. Mr. Snaper will Chair the CITC Advisory Board and lead the Capstones GREEN POWER ENERGY CONSERVATION program.

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

CAPSTONE INTERNATIONAL CORPORATION

DATE: November 17, 2003

/s/ Darryl Mills

Darryl Mills

President and duly authorized officer

/s/ Rod Veremy

Rod Veremy

Chief Financial Officer

CERTIFICATION PURSUANT TO SECTION 302

OF THE SARBANES-OXLEY ACT OF 2002

I, Darryl Mills, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Capstone International Corporation for the quarter ended September 30, 2003;

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

Date: November 17, 2003

/s/ Darryo Mills

Darryl Mills

Chief Executive Officer

CERTIFICATION PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

(18 U.S.C. SECTION 1350)

In connection with the Annual Report of Capstone International Corporation, a Delaware corporation (the "Company"), on Form 10-QSB for the quarter ending September 30, 2003 as filed with the Securities and Exchange Commission (the "Report"), I, Darryl Mills, President of the Company, certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350), that to my knowledge:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

/s/ Darryl Mills

Darryl Mills, President

Dated: November 17, 2003

CERTIFICATION PURSUANT TO SECTION 302

OF THE SARBANES-OXLEY ACT OF 2002

I, Darryl Mills, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Capstone International Corporation for the quarter ended September 30, 2003;

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

Date: November 17, 2003

/s/ Rod Veremy

Rod Veremy

Chief Financial Officer

CERTIFICATION PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

(18 U.S.C. SECTION 1350)

In connection with the Annual Report of Capstone International Corporation, a Delaware corporation (the "Company"), on Form 10-QSB for the quarter ending September 30, 2003 as filed with the Securities and Exchange Commission (the "Report"), I, Rod Veremy, Chief Financial Officer of the Company, certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350), that to my knowledge:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

/s/ Rod Veremy

Rod Veremy, Chief Financial Officer

Dated: November 17, 2003