Form 10KSB
period 2003-12-31
CAPSTONE INTERNATIONAL CORP
filed 2004-04-14
CIK 1142129

SECURIITES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-KSB

Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Date of Report: December 31, 2003

FIRST NATIONAL POWER CORPORATION

Formerly Capstone International Corporation

(Exact name of registrant as specified in its charter)

Delaware	333-62588	66-0349372
(State of other jurisdiction of incorporation or organization)	(Commission File Number)	(IRS Employer Identification No.)

1109 7TH Court, Fox Island, WA 98333

(Address of principal executive offices)

Registrant's telephone number: (253) 549-4336

(Mark One)

[X] Annual report pursuant to Section 13 or 15(d) of the securities exchange act of 1934 for the fiscal year ended December 31, 2003.

[ ] Transition report under Section 13 or 15(d) of the securities exchange act of 1934

Securities registered under Section 12(b) of the Exchange Act:

Securities registered under Section 12(g) of the Exchange Act:

Common stock

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

Check if there is no disclosure of delinquent filers in response to Item 405 or Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [X]

State issuer's revenues for its most recent fiscal year: As of December 31, 2003, the Company has not generated any revenues.

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. _____________

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. As of December 31, 2003 there were 10,567,680 common shares issued and outstanding.

CAUTIONARY STATEMENTS REGARDING FORWARD-LOOKING INFORMATION

Certain statements in this annual report on Form 10-KSB contain or may contain forward-looking statements that are subject to known and unknown risks, uncertainties and other factors which may cause actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These forward-looking statements were based on various factors and were derived utilizing numerous assumptions and other factors that could cause our actual results to differ materially from those in the forward-looking statements. These factors include, but are not limited to, our ability to consummate a merger or business combination, economic, political and market conditions and fluctuations, government and industry regulation, interest rate risk, U.S. and global competition, and other factors. Most of these factors are difficult to predict accurately and are generally beyond our control. You should consider the areas of risk described in connection with any forward-looking statements that may be made herein. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. Readers should carefully review this annual report in its entirety, including but not limited to our financial statements and the notes thereto. Except for our ongoing obligations to disclose material information under the Federal securities laws, we undertake no obligation to release publicly any revisions to any forward-looking statements, to report events or to report the occurrence of unanticipated events. For any forward-looking statements contained in any document, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995.

PART I

Item 1. Description of Business

Business Development

First National Power Corporation (First National) was incorporated as Capstone International Corporation on November 16, 2000, in the state of Delaware. The Company has never declared bankruptcy, it has never been in receivership, and it has never been involved in any legal action or proceedings. During the period from its incorporation up until the end of the period covered by this report, the Company has not made any significant purchase or sale of assets. However, as announced August 19, 2003, the Company entered talks with First National Power of Toronto, Canada concerning the acquisition of that company. The acquisition was completed in early 2004 and is discussed further under Subsequent Events. First National Power Corporation is not a blank check registrant as that term is defined in Rule 419(a)(2) of Regulation C of the Securities Act of 1933, since it has a specific business plan or purpose.

Business of Issuer

First National is creating a business based on what the Company calls the FNPR Green Energy Power Generation business model. It is designed to develop and implement cutting edge technology not formerly utilized in the electrical power generation industry and current technology configurations in new and exciting commercial applications.

Principal Products and Services

First National's goal is to build a Power Company with capabilities to provide proprietary-generating stations located on individual buildings, and Portable units for rural and emergency services with applications for Third World development.

The Market

Compact wind turbine technology offers a near term option of generating electricity from clean sustainable renewable resources. First National believes many homeowners, farmers, apartment and small business owners will be interested in having the choice of how their electricity is produced and what environmental impacts their consumption causes. The Company also believes many consumers want the type of freedom of choice First National is seeking to supply with the development of its products.

Looking at the bigger picture, there are currently over 2 billion people around the world who have no access to electrical power. First National believes the ability to provide electrical power to this emerging market has substantial opportunity.

Wind power currently meets 2% of total European electricity demand. European Wind Power Association (EWEA) chief executive Corin Millais stated, "This is just the tip of the iceberg; the global wind power market could be worth 25 billion a year by 2010. That traunch will increase rapidly as the technology continues to develop, costs continue to fall, and the need to secure and diversify electrical energy becomes increasingly evident to decision makers," said EWEA (European Wind Power Association) chief executive Corin Millais.

Competition and Competitive Strategy

The environmentally friendly electrical power generation industry is in its infancy and currently there is very little competition throughout the world and virtually none in many regions.

The competitive strategy of the Company is to develop efficient products and services and to bring them to market at a cost the will allow its customers to save money while they become energy self-sufficient.

New and or Innovative Products and Services

The very nature of the environmentally friendly electrical power generation industry is such that innovation is always being sought.

Sources and Availability of Products and Supplies

First National is not reliant on other sources for products or supplies. The Company is endeavoring to develop it own products and supplies through ongoing relationships with inventors and suppliers such as Alvin Snapper who works closely with First National.

Dependence on One or a Few Major Customers

Virtually every North American, and European building owner is seeking the types of products and services First National is developing. Such being the case, First National is in no way dependant on either one or a few major consumers.

Patent, Trademark, License & Franchise Restrictions and Contractual Obligations & Concessions

There are no inherent factors or circumstances associated with this industry, or any of the products or services that First National plans to provide that would give cause for any greater exposure of patent, trademark or license infringements or violations than with any other commonly available technology. The Company has also not entered into any agreements or other contracts that have given, or could give rise to obligations or concessions.

Governmental Controls and Approvals

The environmentally friendly energy generation sector does not come under any special Government controls or approval processes. However, this being a relatively new and growing sector, it is possible that Government could impose new controls or approval processes in the future.

Existing or Probable Government Regulations

Many municipalities and some states and provinces have regulations concerning the erection of windmills and other tall and cumbersome mechanical devices. There are also the usual licensing requirements, however there are no government regulations that we are aware of, either existing or being contemplated, that would adversely affect the Company's ability to operate. Labor Standards Laws, Workplace Occupational Health and Safety Regulations, and local government business licensing requirements are the only other government regulations that will affect the Company.

Research and Development Activities and Costs

First National has entered into a agreement to develop certain products, but has not undertaken any research and development to date, nor does it have any plans to undertake any research or development in the future.

Compliance With Environmental Laws

The only environmental laws that pertain to the Company's operations concern restrictions on windmills in some locations and also restrictions on the type of structure that can be mounted on top of commercial buildings. Compliance with these rules will not be a major issue for the Company.

Facilities

First National does not own or rent facilities of any kind. At present the Company is operating from its official address that is located within the offices of the Company's President. The Company intends to continue to operate from this location for as long as possible and until it has sufficient revenues from sales to support a facility. First National anticipates no need for additional space during the next year of operations, however, if growth occurs faster then expected the Company would make every effort to find facilities that offer long-term adaptability to growth.

Employees

First National has no intention to hire employees in the foreseeable future. The Company is a "Virtual Management" model corporation. First National has no employees and management works under consulting contracts optimizing cash flow, as well as other efficiencies such as facilities. The current Board of Directors is made up of two individuals who also act as the officers of the Company. Professionals in their respective fields provide all other services on an as-needed basis. The Company also has an advisory Board chaired by Mr. Alvin Snapper.

Reports to Security Holders

First National will voluntarily make available to securities holders an annual report, including audited financials on Form 10-K or Form 10-KSB.

The public may read and copy any materials filed with the SEC at the SEC's Public Reference Room at 450 Fifth Street, N.W., Washington, D.C. 20549. The public may obtain information about the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC at http://www.sec.gov.

Item 2. Description of Property.

First National does not own any property, real or otherwise. For the next year, the Company intends to operate from the President's office at his residence, at no cost to the Company.

The Company does not have any investments or interests in any real estate. First National does not invest in real estate mortgages, nor does it invest in Securities of, or interests in, persons primarily engaged in real estate activities.

Item 3. Legal Proceedings

First National is not a party to any pending legal proceedings.

Item 4. Submission of Matters to a Vote of Security Holders.

No matter was submitted during the fourth quarter of the fiscal year ended December 31, 2003, to a vote of security holders, through the solicitation of proxies or otherwise.

PART II

Item 5. Market for Common Equity and Related Stockholder Matters.

Market Information

The Company's stock trades on the Over-the Counter Bulletin Board (OTCBB) under the symbol FNPR. During 2003, there was very little trading in the Company's stock.

Holders.

As of December 31, 2003, the Company had thirty-six (36) shareholders of record of its common stock.

Dividends.

As of December 31, 2003, registrant has not paid any dividends to its shareholders. There are no restrictions which would limit the ability of First National to pay dividends on common equity or that are likely to do so in the future. First National does not intend to pay dividends to its shareholders in the foreseeable future.

Recent Sales of Unregistered Securities

We have sold securities during the fiscal year ended December 31, 2003, without registering the securities under the Securities Act of 1933 on one separate occasion, wherein we issued 200,000 shares of stock to Wannagan Capital Corporation, a corporation controlled by Kevin Murphy, the President of the Company, for consulting purposes for the year 2004.

Item 6. Management's Discussion and Analysis or Plan of Operation.

First National Power Corporation is a developmental stage Green Power company with 3 principal projects: a Propless Wind Power Generator (PWPG), which is under development with world renown inventor Mr. Alvin Snaper and his team of scientists at Impactive Technology; the Green Oasis, our portable electrical generation and storage, water purification and satellite communication unit; and, our biomass waste energy project, which is still on the drawing board and conceptual stage.

In early January of 2004, the Company acquired First National Power Corporation to facilitate its entrance into the international market for energy conservation. The Company is currently also looking at other projects and during the coming months we expect to be become involved in other strategic alliances.

The Company believes that compact wind turbine technology offers a near term option of generating electricity from clean sustainable renewable resources. First National believes many homeowners, farmers, apartment and small business owners will be interested in having the choice of how their electricity is produced and what environmental impacts their consumption causes. The Company also believes many consumers want the type of freedom of choice First National is seeking to supply with the development of its products.

Looking at the bigger picture, there are currently over 2 billion people around the world who have no access to electrical power. First National believes the ability to provide electrical power to this emerging market has substantial opportunity. We believe that that share will increase rapidly as the technology continues to develop, costs continue to fall, and the need to secure and diversify energy supply becomes increasingly evident to decision makers.

Wind power currently meets 2% of total European electricity demand. European Wind Power Association (EWEA) chief executive Corin Millais stated, "This is just the tip of the iceberg; the global wind power market could be worth 25 billion a year by 2010. That tranch will increase rapidly as the technology continues to develop, costs continue to fall, and the need to secure and diversify electrical energy becomes increasingly evident to decision makers," said EWEA (European Wind Power Association) chief executive Corin Millais.

Green Energy Power Generation, Green Oasis (R) and "Project Biomass"

The Green Energy Power Generation (GEPG) business unit is designed to implement cutting edge technology not formerly utilized in the electrical power generation industry. The goal is to build a Power company with proprietary generating stations located on customers' buildings. The continuing failure of international power grids underlines the need for the technology that is currently being developed by First National. The Company's plan calls for individualized power generation units to support small industry and high-rise commercial and residential complexes. The Company expects that buildings powered by First National power systems will be the only buildings with electrical power during local and regional power failures.

The Green Oasis (R) is an Oasis of services providing direct and stored Green energy, water purification capabilities, internet and telephony by a mobile units designed to go anywhere on a temporary or permanent basis, to become the Local Utility, to support or become the principal source of survival in times of disaster. Each unit will be pre-designed on an individualized basis in a modular format to custom fit the environment in which it will be deployed to allow for maximum utilization. They will also carry pre-charged portable satellite battery modules that will allow individuals to transport power to specific areas on an "as needed" basis to support temporary usage in emergencies.

The "Project Biomass" is the Company's development stage project, however it is only in drawing board form at present.

Organizational Structure

First National is a "Virtual Management" model corporation. The Company has no employees and Management works under consulting contracts optimizing cash flow and infrastructure efficiencies. The current Board is made up of two individuals who also act as the Officers of the company. Professionals in their individual fields supply all other services on an "as needed" basis. The Company also has an Advisory Board, Chaired by Alvin Snaper.

Growth, Revenue & Financial Plans

The Company is currently exploring its options for additional financing which is needed for operating expenses, marketing, and the acquisition of additional synergistic technology. The Company's first priority is to complete our proprietary product development, establish brand awareness, and to launch effective marketing efforts for its product. The Company also intends to actively pursue partnerships with other Green Energy developers, leveraging its technology, intellectual properties, and to make its position known as quickly as possible amongst the other players on the world stage. The Company has identified other potential acquisitions and will aggressively pursue the opportunities as part of its strategic growth strategy. First National Power is growth-focused on a corporate strategy of Build, Buy or Partner with premier industry individuals and companies with visionary management.

Item 7. Financial Statements

FIRST NATIONAL INTERNATIONAL CORPORATION

(A DEVELOPMENT STAGE COMPANY)

FINANCIAL STATEMENTS

DECEMBER 31, 2003 AND DECEMBER 31 2002

TABLE OF CONTENTS

Page Number

INDEPENDENT ACCOUNTANT'S REPORT ..............................................................	1

FINANCIAL STATEMENT

Balance Sheets....................................................................................	2

Statements of Operations and Deficit
Accumulated During the Development Stage.......................................	3

Statement of Changes in Stockholder's Equity........................................	4

Statements of Cash Flows....................................................................	5

Notes to the Financial Statements.........................................................	6-7

David E. Coffey                             6767 West Tropicana Ave., Suite 216, Las Vegas, Nevada 89103

Certified Public Accountant

INDEPENDENT ACCOUNTANT'S REPORT

To the Board of Directors and Stockholders

of First National Power Corporation

Surrey, BC, Canada

I have audited the accompanying balance sheets of First National Corporation (a development stage company) as of December 31, 2003 and December 31, 2002 and the related statements of operations, cash flows, and changes in stockholders' equity for the periods then ended, as well as the cumulative period from November 16, 2000 (date of inception) to December 31, 2003. These statements are the responsibility of First National Corporation's management. My responsibility is to express an opinion on these financial statements based on my audit.

I conducted my audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that I plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit provides a reasonable basis for my opinion.

In my opinion, the accompanying financial statements present fairly, in all material respects, the financial position of First National Power Corporation as of December 31, 2003 and December 31, 2002 and the results of operations, cash flows, and changes in stockholders' equity for the periods then ended, as well as the cumulative period from November 16, 2000, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has not generated revenues from operations, which raises substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

David E. Coffey, C.P.A.

Las Vegas, Nevada

April 13, 2004

FIRST NATIONAL POWER CORPORATION

(A DEVELOPMENT STAGE COMPANY

BALANCE SHEETS

	December 31, 2003	December 31, 2002
	----------------------	-----------------------
ASSETS

Cash	$0	$0
	----------------------	-----------------------
Total Assets	$0	$0
	============	=============

LIABILITIES & STOCKHOLDERS' EQUITY

Accounts payable	$7,866	$24,015
Loans from Companies controlled by stockholders	43,394	0
	----------------------	-----------------------
Total Liabilities	51,260	24,015

Stockholders' Equity
Common stock, authorized 100,000,000
shares at $.001 par value, 10,767,680 shares
and 2,113,536 shares, respectively, issued
and outstanding after giving effect to a 5 for 1
stock split effective April 25, 2003	10,768	2,114
Additional paid-in capital	96,186	24,840
Deficit accumulated during the
development stage	(158,214)	(50,969)
	----------------------	-----------------------
Total Stockholders' Equity	(51,260)	(24,015)

Total Liabilities and Stockholders' Equity	$0	$0
	============	=============

The accompanying notes are in integral an integral part of

these financial statements

FIRST NATIONAL INTERNATIONAL CORPORATION

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF OPERATIONS AND DEFICIT

ACCUMULATED DURING THE DEVELOPMENT STAGE

(With Cumulative Figures From Inception)

	Twelve months ending December 31		From Inception, Nov. 16, 2000 to Dec 31. 2003
	2003	2002
	------------	---------------	----------------------
Income	$0	$0	$0

Expenses
Organizational costs	0	0	968
Professional fees	25,659	24,515	73,391
Consulting	80,000	0	80,000
Fees	905	0	1,424
Office expenses	33	546	797
Interest Expense	648	986	1,634
	------------	---------------	----------------------
Total Expenses	107,245	26,047	158,214

Net Loss	(107,245)	(26,047)	$(158,215)
			============

Retained earnings, beginning of period	(50,969)	(24,922)
	------------	---------------
Deficit accumulated during the development stage	$(158,214)	(50,969)
	======	========

Earnings (loss) per share, assuming dilution, after giving effect to a 5 for 1 stock split effective April 25, 2003:
Net Loss	$(0.01)	$0.00	$(0.02)
	======	========	============

Weighted average shares outstanding	10,584,347	10,408,840	8,754,427
	======	========	============

The accompanying notes are an integral part of

these financial statements.

FIRST NATIONAL POWER CORPORATION

(A DEVELOPMENT STAGE COMPANY)

STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

FROM NOVEMBER 16, 2000 (Date of Inception) TO DECEMBER 31, 2003

	Common Stock				Additional		Deficit accumul-		Total
	Shares		Amount		Paid-in		ated during the
					Capital		development
							stage
	---------------		-------------		-------------		----------------------		-----------
Balance, November 16, 2000	---	$	---	$	---	$	---	$	---
Issuance of common stock for cash
November 20, 2000	100,000		100		900		0		1,000
Less net loss	0		0		0		(968)		(968)
	---------------		-------------		-------------		----------------------		-----------
Balance, December 31, 2000	100,000		$100		$900		$(968)		$32

Issuance of common stock for cash
May 9, 2001	400,000		400		3,600		0		4,000
May 14, 2001	700,000		700		6,300		0		7,000
June 14, 2001	850,000		850	`	7,650		0		8,500
Currency translation adjustment	0		0		100		0		100
Less net loss	0		0		0		(23,954)		(23,954)
	---------------		-------------		-------------		----------------------		-----------
Balance, December 31,2001	2,050,000		2,050		18,550		(24,922)		(4,322)

July 15, 2002 expiration of rescission
offer for Nov. 14, 2001 sale of stock	63,536		64		6,290		0		6,354
Less net loss	0		0		0		(26,047)		(26,047)
	---------------		-------------		-------------		----------------------		-----------
Balance, December 31, 2002	2,113,536		2,114		24,840		(50,969)		(24,015)

Stock split 5 for 1 effective
April 25, 2003	8,454,144		8,454		(8,454)		0		0
Dec. 2003 stock issued for services	200,000		200		79,800		0		80,000
Less net loss	0		0		0		(107,245)		(107,245)
	---------------		-------------		-------------		----------------------		-----------
Balance, December 31, 2003	10,767,680		$10,768		$96,186		$(158,214)		$(51,260)
	========		======		======		===========		======

The accompanying notes are an integral part of

These financial statements

FIRST NATIONAL POWER CORPORATION

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CASH FLOWS

(With Cumulative Figures From Inception)
	Twelve months ending December 31		From Inception,
			No. 16, 2000 to
	2003	2002	Dec. 31, 2003
	-----------------	-------------------	---------------------
CASH FLOWS PROVIDED BY OPERATING ACTIVITIES
Net Loss	$(107,245)	$(26,047)	$(158,214)
Non-cash items included in net loss	0	0	0
Stock issued for services	80,000	0	80,000
Adjustments to reconcile net loss to
cash used by operating activity
Accounts payable	(16,149)	23,286	7,866
Loans from Companies controlled by stockholders	43,394	0	43,394
	--------------------	-------------------	---------------------

NET CASH PROVIDED BY OPERATING ACTIVITIES	0	(2,761)	(26,954)

CASH FLOWS FROM INVESTING ACTIVITIES	0	0	0

CASH FLOWS FROM FINANCING ACTIVITIES
Sale of common stock	0	64	2,114
Paid-in capital	0	6,290	24,840
Common stock sold subject to a rescission offer	0	(6,354)	0
	----------------------	-------------------	---------------------
NET CASH PROVIDED BY FINANCING ACTIVITIES	0	0	26,954

NET INCREASE IN CASH	0	(2,761)	$0
			============
CASH AT BEGINNING OF PERIOD	0	2,761
	----------------------	-------------------
CASH AT END OF PERIOD	$0	$0
	=============	===========

SUPPLEMENTAL INFORMATION	ISSUES FOR	ISSUES FOR	TOTALS FOR
(Adjusted for 5 for 1 split April 25, 2003)	CASH	SERVICES	BALANCE SHEET
	----------------------	-------------------	---------------------
Common stock	$10,568	$200	$10,768
Additional paid-in capital	$16,386	79,800	96,186
	----------------------	-------------------	---------------------
	$26,954	$80,000	$106,954
	=============	===========	============

The accompanying notes are an integral part of these financial statements.

FIRST NATIONAL POWER CORPORATION

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

DECEMBER 31, 2003 AND DECEMBER 31, 2002

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

In December, 2003 the Company issued 200,000 shares of its common stock value at $.40 per share, $80,000, for a consulting contract.

NOTE D       STOCK SPLIT

On April 25 the Company split its common stock 5 for 1.  the 2,113,536 pre-split shares increased to 10,567,680 at $.001 par value issued and outstanding.

NOTE E        LOANS FROM COMPANIES CONTROLLED BY STOCKHOLDERS

The Company has received loans from a Company controlled by a stockholder.

FIRST NATIONAL POWER CORPORATION

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

DECEMBER 31, 2003 AND DECEMBER 31, 2002

(Continued)

NOTE E         LOANS FROM COMPANIES CONTROLLED BY STOCKHOLDERS (Continued)

The loans are unsecured, payable on demand, and accrue no interest.  The total of such loans outstanding as of December 31, 2003 was $43,395.  The proceeds were used for working capital.

NOTE F        SUBSEQUENT EVENTS

On January 19, 2004 the Board of directors resolved to change the name of the Company to "First National Power Corporation."

NOTE D        GOING CONCERN

The Company's financial statements are prepared using accounting principles generally accepted in the United States of America and applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company has not generated any revenues from its planned principal operations through December 31, 2003. Without realization of additional capital, it would be unlikely for the Company to continue as a going concern.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures.

None. Not applicable.

PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

Darryl Mills, Secretary Treasurer, Member of the Board of Directors, age 48. Mr. Mills graduated from the University of Saskatchewan, in Saskatoon, Saskatchewan with a Bachelor of Commerce Degree (1990) and from the University of Regina, in Regina Saskatchewan with a Graduate Diploma in Government Administration. (1993)

Most of Mr. Mills' career has been in public service. He spent nearly 20 years with the Province of Saskatchewan in a variety of increasingly responsible roles. He has been: an Assistant Director of Economic Development with the Department of Northern Saskatchewan from 1972 to 1982; an Auditor with the Saskatchewan Workers Compensation Board from 1982 to 1986; Executive Assistant to the Minister of Finance from October 1992 to April 1993, and Executive Director of the Saskatchewan Gaming Commission from May 1993 to December 1996.

From 1986 to 1990 Mr. Mills held the position of Secretary Treasurer of the Kamsack School Division, in Kamsack Saskatchewan. From 1990 to 1992 Mr. Mills attended the University of Saskatchewan full time.

In addition to his time spent with the Saskatchewan Government and the Kamsack School Division, Mr. Mills also worked with the Canadian Institute of Chartered Accounts as British Columbia Sales Manager for Professional Publications and Services from May 1997 to July 1999. He also held the position of Secretary and Director with Far East Ventures, Inc from February to August of 2000. Since leaving Far East Ventures in August of 2000 Mr. Mills has been doing private consulting work in the areas of governmental relations, organization design and business development. Mr. Mills continues to work as a private management consultant assisting emerging companies in developing their business plans and management structure. He will continue to operate his private consulting business until such time as the responsibilities of First National necessitate a full time commitment to First National.

In working with First National, Mr. Mills will be responsible for business development, as well as corporate and governmental relations. His primary function will be to secure an insurance and annuity supplier and work with that supplier to develop suitable products and services. This will include primary responsibility for developing training materials and customer service support. He will also have the ongoing responsibility to maintain good relations with the supplier and to handle any regulatory issues that may arise. Mr. Mills will provide whatever time is necessary to effectively carry out his duties. He is currently devoting seventy five percent (75%) of his time on First National responsibilities; however, he expects that to grow to one hundred percent (100%) over the next several months.

Kevin Murphy, President and a Member of the Board of Directors, age 57, is an International Consultant, with many years of executive management experience in corporate re-organization, finance, administration and new business development. He serves on the Board of Directors of several Public Companies listed on various US stock exchanges. Mr. Murphy serves as President and CEO of Wannigan Capital Corp. (WGAN-pinks), the parent company of Wannigan Ventures Inc. Mr. Murphy serves as President/CEO and Chairman of the Board of Directors of Greenleaf Forum International, Inc, a private Investment Banking firm. Mr. Murphy became CEO and Chairman of the Board of Absolute Future .Com, Inc. on August 15, 2001 He applied for re-organization for Absolute Future.Com through the Federal Bankruptcy Courts January 31, 2002. Mr. Murphy filed Bankruptcy in June of 2001. He is Director of Global T.V., Inc., a private Company; Chairman of the Board and Chief Executive Officer of AllWest Systems International; and is CEO and Chairman of the Board of Masterpiece Technology, Inc. currently in re-organization. Mr. Murphy is also CEO and President of a private company, OFG Oil and Gas, in the American oil industry. Mr. Murphy is an Alumnus of The University of California (UCLA), Los Angeles School of Economics and the California State University (CSULA) at Los Angeles's School of Business, and is an Alumni of Sigma Alpha Epsilon.

Item 10. Executive Compensation.

First National's Executive officers do not currently receive and are not accruing any compensation.

Item 11. Security Ownership of Certain Beneficial Owners and Management.

The following is a table detailing the current shareholders of our stock who own 5% or more of the common stock, and shares owned by our Directors and Officers:
Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class
Common	Darryl Mills Secretary, Director 6966 Coach Lamp Dr., Chilliwack B.C., Canada, V2R 2X6	500,000*	4.8%
Common	Mr. Kevin Murphy President and Director 1109 7TH Court, Fox Island, WA 98333	200,000* **	1.9%
Common	Directors and officers as a group (2)	700,000	6.7%

*The shares have subsequently been subject to a seven (7) for one (1) forward split.

* The shares were issued to Wannagan Capital Corporation, which is controlled by Kevin Murphy, President.

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

Reports on Form 8-K

No reports on Form 8-K have been filed during the last quarter of the year ended December 31, 2003.

Signatures

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST NATIONAL POWER CORPORATION

/s/ Kevin Murphy

Kevin Murphy, President, Director

Dated: April 14, 2004

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Darryl Mills

Darryl Mills, Secretary-Treasurer, Director

Dated: April 14, 2004

CERTIFICATION PURSUANT TO SECTION 302

OF THE SARBANES-OXLEY ACT OF 2002

 I, Kevin Murphy, certify that:

 1. I have reviewed this annual report on Form 10-KSB of First National Power Corporation for the year ended December 31, 2003;

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

Date: April 14, 2004

/s/ Kevin Murphy

Kevin Murphy

President

CERTIFICATION PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

(18 U.S.C. SECTION 1350)

In connection with the Annual Report of First National Power Corporation, a Delaware corporation (the "Company"), on Form 10-KSB for the year ending December 31, 2003 as filed with the Securities and Exchange Commission (the "Report"), I, Kevin Murphy, President of the Company, certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350), that to my knowledge:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

/s/ Kevin Murphy

Kevin Murphy, President

Dated: April 14, 2004

CERTIFICATION PURSUANT TO SECTION 302

OF THE SARBANES-OXLEY ACT OF 2002

I, Darryl Mills, certify that:

1. I have reviewed this annual report on Form 10-KSB of First National Power Corporation for the year ended December 31, 2003;

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

Date: April 14, 2004

/s/ Rod Veremy

Rod Veremy

Chief Financial Officer

CERTIFICATION PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

(18 U.S.C. SECTION 1350)

In connection with the Annual Report of First National Power Corporation, a Delaware corporation (the "Company"), on Form 10-KSB for the quarter ending September 30, 2003 as filed with the Securities and Exchange Commission (the "Report"), I, Darryl Mills, Secretary/Treasurer of the Company, certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350), that to my knowledge:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

/s/ Darryl Mills

Darryl Mills, Secretary/Treasurer

Dated: April 14, 2004