Form 10QSB
period 2004-03-31
First National Power Corp.
filed 2004-05-24
CIK 1142129

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-QSB

QUARTERLY REPORT UNDER SECTION 13 OR 15(f) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2004

Commission file number 333-62588

First National Power Corporation

264 H Street, Suite A

Blaine, WA 98230

(604) 858-0890

First National Power Corporation

4970 Teskey Road

Chilliwack, BC

Canada V2R 5$2

(Former Name, Former address)

IRS TAX ID # 66-0349372

State of Incorporation: Delaware

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] [ ]

As of March 31, 2004, there were 75,403,760 shares issued and outstanding of the issuer's common stock.

PART I: FINANCIAL INFORMATION

Item 1. Financial Statements:

CAPSTONE INTERNATIONAL CORPORATION

(A DEVELOPMENT STAGE COMPANY)

FINANCIAL STATEMENTS

MARCH 31, 2004 AND MARCH 31, 2003

TABLE OF CONTENTS

Page Number
INDEPENDENT ACCOUNTANT'S REPORT . . . . . . . . . . . . . . . . . . . . . . . . . . .	1

FINANCIAL STAEMENT

Balance Sheets . . . . . . . . . . . . . . . . . . . . . . . . . . . .	2

Statements of Operations and Deficit
Accumulated During the Development Stage . . .	3

Statement of Changes in Stockholders' Equity . . . .	4

Statements of Cash Flows . . . . . . . . . . . . . . . . . . . .	5

Notes to the Financial Statements . . . . . . . . . . . . . .	6-8

David E. Coffey	6767 W. Tropicana Ave. Suite 216, Las Vegas, NV 89103
Certified Public Accountant

INDEPENDENT AUDITOR'S REPORT

To the Board of Directors and Stockholders

of First National Power corporation (formerly Capstone International Corporation)

Fox Island, Washington

I have reviewed the accompanying financial statements of First National Power Corporation (a development stage company) as of March 31, 2004 and Mach 31, 2003. These financial statements are the responsibility of First National Power corporation's management.

I conducted my review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with auditing standards generally accepted in the United States of America, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, no such opinion is expressed.

Based on my review, I am not aware of any material modifications that should be made to the accompanying financial statements for them to be in conformity with accounting principles generally accepted in the United States of America established by the American Institute of certified Public Accountants.

David E. Coffey, C.P.A.

Las Vegas, Nevada

21-May-04

FIRST NATIONAL POWER CORPORATION

(FORMERLY CAPSTONE INTERNATIONAL CORPORATION)

(A DEVELOPMENT STAGE COMPANY)

BALANCE SHEETS

	March 31, 2004	March 31, 2003
ASSETS	------------------	-----------------

Cash	$14,872	$0
Prepaid expenses	4,736	0
Deposits	5,000	0
Automobiles, net of $104 accumulated depreciation	3,018	0
	------------------	-----------------
Total Assets	$27,626	$0
	==========	==========
LIABILITIES & STOCKHOLDERS' EQUITY

Accounts payable	$28,467	$30,056
Loans from Companies controlled by stockholders	43,394	0
Stock subscriptions received	50,000	0
	------------------	-----------------
Total Liabilities	121,861	30,056

Stockholders' Equity
Common stock, authorized 100,000,000
shares at $.001 par value, 75,403,760 shares
and 2,113,536 shares, respectively, issued
and outstanding after giving effect to a 5 for 1
stock split effective April 25, 2003 and a 7 for 1
stock split effective January 12, 2004	75,404	2,114
Additional paid-in capital	47,450	24,840
Deficit accumulated during the
development stage	(217,089)	(57,010)
	------------------	-----------------
Total Stockholders' Equity	(94,235)	(30,056)

Total Liabilities and Stockholders' Equity	$27,626	$0
	==========	==========

The accompanying notes are an integral part of

These financial statements

FIRST NATIONAL POWER CORPORATION

(FORMERLY CAPSTONE INTERNATIONAL CORPORATION)

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF OPERATIONS AND DEFICIT

ACCUMULATED DURING THE DEVELOPMENT STAGE

(With Cumulative Figures From Inception)

	Three months ending March 31		From Inception, Nov. 16, 2000 to March 31, 2004
	2004	2003
	------------------	---------------	-------------------
Income	$0	$0	$0

Expenses
Organizational costs	0	0	968
Advertising	6,466	0	6,466
Depreciation	104	0	104
Professional Fees	8,702	5,448	82,093
Consulting	21,000	0	101,000
Outside services	2,634	0	4,048
Office expenses	587	33	1,384
Internet expenses	190	0	190
Taxes and licenses	473	0	473
Travel	2,668	0	2,668
Meals and entertainment	593	0	593
Seminars and meetings	400	0	400
PWPG Project expenses	15,000	0	15,000
Interest expense	58	560	1,692
	------------------	---------------	-------------------
Total expenses	58,875	6,041	217,089

Net loss	(58,875)	(6,041)	$(217,089)
			============
Retained earnings, beginning of period	(158,214)	(50,969)
	------------------	---------------
Deficit accumulated during the development stage	$(217,089)	$(57,010)
	===========	=========
Earnings (loss) per share, assuming dilution, after giving effect to a 5 for 1 stock split effective April 25, 2003, and a 7 for 1 split effective on January 12, 2004:
Net Loss	$0.00	$0.00	$0.00
	==========	=========	===========
Weighted average shares outstanding	75,383,760	79,973,760	62,312,901
	===========	==========	============

The accompanying notes are an integral part of

These financial statements.

FIRST NATIONAL POWER CORPORATION

(FORMERLY CAPSTONE INTERNATIONAL CORPORATION)

STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

FROM NOVEMBER 16, 2000 (Date of Inception) TO MARCH 31, 2004

	Common Stock		Additional Paid-in Captial	Deficit accumul- ated during the development stage	Total
	Shares	Amount
	-------------	----------	-------------	----------------------	-----------
Balance, November 16, 2000	--	$--	$--	$--	$--
Issuance of common stock for cash
November 20, 2000	100,000	100	900	0	1,000
Less net loss	0	0	0	(968)	(968)
	-----------	----------	-----------	----------------------	-----------
Balance, December 31, 2000	100,000	100	900	(968)	32

Issuance of common stock for cash
May 9, 2001	400,000	400	3,600	0	4,000
May 14, 2001	700,000	700	6,300	0	7,000
June 14, 2001	850,000	850	7,650	0	8,500
Currency translation adjustment	0	0	100	0	100
Less net loss	0	0	0	(23,954)	(23,954)
	-----------	----------	-----------	----------------------	-----------
Balance, December 31, 2001	2,050,000	2,050	18,550	(24,922)	(4,322)

July 15, 2002 Expiration of rescission offer for Nov. 14, 2001 sale of stock	63,536	64	6,290	0	6,354
Less net loss	0	0	0	(26,047)	(26,047)
	-----------	----------	-----------	----------------------	-----------
Balance, December 31, 2002	2,113,536	$2,114	$24,840	$(50,969)	$(24,015)

Stock split 5 for 1 effective
April 25, 2003	8,454,144	8,454	(8,454)	0	0
Dec. 2003 stock issued for services	200,000	200	79,800	0	80,000
Less net loss	0	0	0	(107,245)	(107,245)
	------------	----------	------------	--------------------	----------
Balance, December 31, 2003	10,767,680	10,768	96,186	(158,214)	(51,260)

Stock split 7 for 1 effective January 12, 2004	64,606,080	64,606	(64,606)	0	0
Mar. 8, 2004 stock issued for service	30,000	30	15,870	0	15,900
Less net loss	0	0	0	(58,875)	(58,875)
	------------	----------	------------	--------------------	----------
Balance, March 31, 2004	75,403,760	$75,404	$47,450	$(217,089)	$(94,235)
	=======	=====	=======	============	======

The accompanying notes are an integral part of

these financial statements.

FIRST NATIONAL POWER CORPORATION

(FORMERLY CAPSTONE INTERNATIONAL CORPORATION)

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CASH FLOWS
(With Cumulative Figures From Inception)

	Three months ending Mach 31,		From Inception, Nov. 16 2000 to March 31, 2004
	2004	2003
	----------------------	-------------------	----------------------
CASH FLOWS PROVIDED BY OPERATING
ACTIVITIES
Net Loss	$(58,875)	$(6,041)	$(217,089)
Non-cash items included in net loss	0	0	0
Depreciation	104	0	104
Stock issued for services	15,900	0	95,900
Adjustments to reconcile net loss to
cash used by operating activity
Prepaid expenses (increase)	(4,736)	0	(4,736)
Deposits (increase)	(5,000)	0	(5,000)
Accounts payable increase	20,601	6,041	28,467
Loans from Companies controlled by stockholders	0	0	43,394
	----------------------	-------------------	----------------------
NET CASH PROVIDED BY OPERATING ACTIVITIES	(32,006)	0	(58,960)

CASH FLOWS FROM INVESTING ACTIVITIES
Automobile purchase	(3,122)	0	(3,122)

CASH FLOWS FROM FINANCING ACTIVITIES
Stock subscriptions received	50,000	0	50,000
Sale of common stock (adjusted for splits)	63,404	0	73,974
Paid-in capital (adjusted for splits)	(63,404)	0	(47,020)
	----------------------	-------------------	----------------------
NET CASH PROVIDED BY FINANCING ACTIVITIES	50,000	0	76,954

NET INCREASE IN CASH	14,872	0	$14,872
			=============
CASH AT BEGINNING OF PERIOD	0	0
	----------------------	-------------------
CASH AT END OF PERIOD	$14,872	$0
	============	===========

SUPPLEMENTAL INFORMATION	ISSUES FOR	ISSUES FOR	TOTALS PER
(Adjusted for 5 for 1 split April 25, 2003 and 7 for 1 split	CASH	SERVICES	BALANCE SHEET
effective January 12, 2004)
	----------------------	-------------------
Common stock	$73,974	$1,430	$75,404
Additional paid-in capital	(47,020)	94,470	47,450
	----------------------	-------------------
	$26,954	$95,900	$122,854
	============	===========	===============

The accompanying notes are an integral part of

These financial statements

FIRST NATIONAL POWER CORPORATION

(FORMERLY CAPSTONE INTERNATIONAL CORPORATION)

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

MARCH 31, 2004 AND MARCH 31, 2003

NOTE A SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company was incorporated on November 16, 2000 under the laws of the State of Delaware. The business purpose of the Company was to acquire funeral facilities and the selling of prepaid funeral programs. In January of 2004 the Company changed its business purpose to provision of wind-driven solutions to power generation requirements.

The Company will adopt accounting policies and procedures based upon the nature of future transactions.

NOTE B NAME CHANGE

On January 19, 2004 the Company changed its name to First National Power Corporation.

NOTE C FIXED ASSETS

Costs of equipment purchases with a useful life greater than one year are capitalized and depreciated over the estimated life using the straight-line method. Repairs which do not extend the useful life are expenses as incurred. The estimated life of automobiles is five years.

NOTE D EARINGS (LOSS) PER SHARE

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

NOTE E COMMON STOCK ISSUANCE

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

FIRST NATIONAL POWER CORPORATION

(FORMERLY CAPSTONE INTERNATIONAL CORPORATION)

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

MARCH 31, 2004 AND MARCH 31, 2003

(Continued)

NOTE E COMMON STOCK ISSUANCE (Continued)

In December, 2003 the Company issued 200,000 shares of its common stock valued at $.40 per share, $80,000, for a consulting contract.

In March of 2004 the Company issued 30,000 shares of its common stock valued at $.53 per share, $15,900, for legal services.

NOTE F STOCK SPLIT

On April 25 the Company split its common stock 5 for 1. The 2,113,536 pre-split shares increased to 10,567,680 shares at $.001 par value issued and outstanding.

On January 12, 2004 the Company split its common stock 7 for 1. The 10,567,680 pre-split shares increased to 75,373,760 shares at $.001 par value issued and outstandin.

NOTE G LOANS FROM COMPANIES CONTROLLED BY STOCKHOLDERS

The Company has received loans from a Company controlled by a stockholder. The loans are unsecured, payable on demand, and accrue no interest. The total of such loans outstanding as of March 31, 2004 was $43,395. The proceeds were used for working capital.

NOTE H LICENSING AGREEMENT

On February 29, 2004 the company entered into an agreement to use patented designs subject to the payment of $15,000 and royalties of 5% of the gross price of each unit sold which incorporates the designs. Beginning of the year 2005 the Company is obligated to pay $35,000 per year minimum royalties.

NOTE I STOCK SUBSCRIPTION AGREEMENTS

The Company has executed subscription agreements to sell 136,000 shares of its common stock at a price of $.50 per share, a total of $68,000. As of March 31, 2004, $50,000 of the total had been received by the Company.

FIRST NATIONAL POWER CORPORATION

(FORMERLY CAPSTONE INTERNATIONAL CORPORATION)

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

MARCH 31, 2004 AND MARCH 31, 2003

(Continued)

NOTE J SUBSEQUENT EVENTS

The Company has entered into an agreement to purchase the assets of First National Power Corporation, a Canadian company, for a minimum of 1,000,000 shares of the Company's stock. As of March 31, 2004, the purchase price had not been determined and no shares had been issued.

NOTE K GOING CONCERN

The Company's financial statements are prepared using accounting principles generally accepted in the United States of America and applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company has not generated any revenues from its planned principal operations through march 31, 2004. Without realization of additional capital, it would be unlikely for the Company to continue as a going concern.

Item 2: Management's Discussion and Analysis:

First National Power plans to review and explore opportunities in the power generation and utilities industry that have recently become available. The Company has entered into discussions to acquire First National Power Corporation (FPOW) a private company located in Toronto Canada. While an agreement has been signed, it has not yet been implemented. The primary focus of First National Power is the international market for energy conservation and savings, both in remunerative and ecological resources.

First National Power Corporation is a developer of renewable energy to meet the growing demand for clean, renewable sources of power. First National's focus is on wind power as evidenced by its working relationship with Mr. Alvin Snapper to develop a propless wind turbine. The Company is also currently pursuing talks with the objective of developing a production site capable of generating upwards of 15 megawatts of electricity for the Ontario/New York state region as a test market

Item 3. Effectiveness of the registrant's disclosure controls and procedures

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

PART II - OTHER INFORMATION

Item 5: Other Information

Subsequent Events:

On May 1, 2004, Kevin Murphy resigned as President and a member of the Board of Directors. On May 20th, 2004, Christopher Pennell and Peter Wanner were appointed to the Board of Directors. Mr. Pennell was also appointed as Secretary. Mr. Wanner was appointed as Treasurer and Chief Financial Officer. Darryl Mills, the former President, was reappointed as President and CEO.

The Board is currently evaluating a number of candidates for appointment to a Scientific Advisory Committee, which it hopes to be formally announcing in the very near future. This committee will be made up of industry and or academic experts who have special knowledge and experience in the green energy industry. The Company will be calling on the Advisory Board for expert counsel and advise in technical matters and industry specific issues.

Item 6. Exhibits and Reports on Form 8-K

Exhibits:
Exhibit No.	Document	Location
3.1	Articles of Incorporation	Previously Filed
3.2	Bylaws	Previously Filed
31	Rule 13a-41(a)/15d-14(a) Certificates	Included
32	Section 1350 Certifications	Included

Reports on Form 8-K

On May 6, 2004, the Company filed a Current Report on Form 8-K announcing the resignation of a director and officer, and the appointment of a new director and officer.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST NATIONAL POWER CORPORATION

DATE: May 21, 2004

/s/ Darryl Mills

Darryl Mills

President and duly authorized officer

/s/ Peter Wanner

Peter Wanner

Chief Financial Officer