Form 10QSB
period 2004-06-30
First National Power Corp.
filed 2004-08-23
CIK 1142129

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-QSB

QUARTERLY REPORT UNDER SECTION 13 OR 15(f) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2004

Commission file number 333-62588

First National Power Corporation

264 H Street, Suite A

Blaine, WA 98230

(604) 702-5604

IRS TAX ID # 66-0349372

State of Incorporation: Delaware

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] [ ]

As of June 30, 2004, there were 75,404 shares issued and outstanding of the issuer's common stock.

PART I: FINANCIAL INFORMATION

Item 1. Financial Statements:

FIRST NATIONAL POWER CORPORATION

(Formerly Capstone International Corporation)

(A Development Stage Company)

INTERIM FINANCIAL STATEMENTS

JUNE 30, 2004

(Amounts expressed in US Dollars)

(Unaudited)

FIRST NATIONAL POWER CORPORATION

(Formerly Capstone International Corporation)

(A Development Stage Company)

INTERIM FINANCIAL STATEMENTS

JUNE 30, 2004

(Amounts expressed in US Dollars)

(Unaudited)

TABLE OF CONTENTS

Interim Balance Sheets as of June 30, 2004 and December 31, 2003                                         1

Interim Statements of Operations for the three month period ended

    June 30, 2004 and June 30, 2003                                                                                          2

Interim Statements of Operations for the six month period ended

    June 30, 2004 and June 30, 2003                                                                                          3

Interim Statements of Cash Flows for the six month period ended

    June 30, 2004 and June 30, 2003                                                                                          4

Interim Statements of Changes in Stockholders' Deficiency for the

    six month period ended June 30, 2004 and the year ended

    December 31, 2003                                                                                                              5

Condensed Notes to Interim Financial Statements                                                                      6

FIRST NATIONAL POWER CORPORATION

(Formerly Capstone International Corporation)

(A Development Stage Company)

Interim Balance Sheets

As of June 30, 2004 and December 31, 2003

(Amounts expressed in US Dollars)

(Unaudited)

	June 30,	December 31,
	2004	2003
	$	$
ASSETS
CURRENT ASSETS

Cash	16	-
Prepaid expenses and deposits	29,206	-

	29,222	-
LIABILITIES
CURRENT LIABILITIES
Accounts payable and accrued liabilities	44,763	7,866
Loans from shareholders	43,394	43,394

	88,157	51,260
STOCKHOLDERS' DEFICIENCY

CAPITAL STOCK	75,404	10,768

CAPITAL STOCK SUBSCRIBED	93	-

ADDITIONAL PAID-IN-CAPITAL	102,841	96,186

DEFICIT, ACCUMULATED DURING THE DEVELOPMENT STAGE	(237,273)	(158,214)
	(58,935)	(51,260)
	29,222	-

See condensed notes to the interim financial statements.

APPROVED ON BEHALF OF THE BOARD

/s/ Darryl Mills              Director

/s/ Pete Wanner              Director

FIRST NATIONAL POWER CORPORATION

(Formerly Capstone International Corporation)

(A Development Stage Company)

Interim Statements of Operations

For the three month periods ended June 30, 2004 and June 30, 2003

(Amounts expressed in US Dollars)

(Unaudited)

	Three months	Three months
	ended	ended
	June 30,	June 30,
	2004	2003
	$	$

OPERATING EXPENSES

General and administrative expenses	20,179	8,044
Interest	5	14
	20,184	8,058

NET LOSS	(20,184)	(8,058)

Net loss per share, basic and diluted	(0.00)	(0.00)
Weighted average common shares outstanding	75,403,760	10,587,680

See condensed notes to the interim financial statements.

FIRST NATIONAL POWER CORPORATION

(Formerly Capstone International Corporation)

(A Development Stage Company)

Interim Statements of Operations

For the six month periods ended June 30, 2004 and June 30, 2003

(Amounts expressed in US Dollars)

(Unaudited)

		Six months	Six months
	Cumulative	ended	ended
	since	June 30,	June 30,
	inception	2004	2003
	$	$	$
OPERATING EXPENSES

General and administrative expenses	234,790	78,997	13,525
Long-term debt interest	2,483	62	574
	237,273	79,059	14,099
NET LOSS	(237,273)	(79,059)	(14,099)
Net loss per share, basic and diluted		(0.00)	(0.00)
Weighted average common shares outstanding		75,393,427	10,567,680

See condensed notes to the interim financial statements.

FIRST NATIONAL POWER CORPORATION

(Formerly Capstone International Corporation)

(A Development Stage Company)

Interim Statements of Cash Flows

For the six month periods ended June 30, 2004 and June 30, 2003

(Amounts expressed in US Dollars)

(Unaudited)

		Six months	Six months
	Cumulative	ended	ended
	since	June 30,	June 30,
	inception	2004	2003
	$	$	$
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	(237,273)	(79,059)	(14,099)
Adjustments for items not affecting cash
Shares issued for services rendered	15,900	15,900	-
(Increase) decrease in prepaid expenses	(29,206)	(29,206)	-
Increase (decrease) in accounts payable
and accrued liabilities	44,763	36,897	(19,707)
Loans from Shareholders	43,394	-	33,806
Net cash used in operating activities	162,422	(55,468)	-
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from capital stock subscriptions	162,438	55,484	-
Net cash provided by financing activities	162,438	55,484	-
NET DECREASE IN CASH	16	16	-
Cash, beginning of period	-	-	-
CASH, END OF PERIOD	16	16	-
INCOME TAXES PAID	-	-	-
INTEREST PAID	2,483	62	-

See condensed notes to the interim financial statements.

FIRST NATIONAL POWER CORPORATION

(Formerly Capstone International Corporation)

(A Development Stage Company)

Interim Statements of Changes in Stockholders' Deficiency

For the six months period ended June 30, 2004 and the year ended December 31, 2003

(Amounts expressed in US Dollars)

(Unaudited)

		Common		Additional	Deficit,
	Common	Stock	Common	Paid-In	accumulated
	Stock	Number of	Stock	Capital	during the
	Amount	Shares	Subscribed	(Discount)	development

	$		$	$	$

Balance as of December 31, 2002	2,114	2,113,536	-	24,840	(50,969)

Stock split 5:1	8,454	8,454,144	-	(8,454)	-
Shares issued for services rendered	200	200,000	-	79,800	-
Net loss for the year	-	-	-	-	(107,245)

Balance as of December 31, 2003	10,768	10,767,680	-	96,186	(158,214)

Stock split 7:1	64,606	64,606,080	-	(64,606)	-
Shares issued for services rendered	30	30,000	-	15,870	-
Shares subscribed	-	-	93	55,391
Net loss for the period	-	-	-	-	(79,059)

Balance as of June 30, 2004	75,404	75,403,760	93	102,841	(237,273)

See condensed notes to the interim financial statements.

FIRST NATIONAL POWER CORPORATION

(Formerly Capstone International Corporation)

(A Development Stage Company)

Notes to Interim Financial Statements

June 30, 2004

(Amounts expressed in US Dollars)

(Unaudited)

1.          NOTES TO INTERIM FINANCIAL STATEMENTS

The accompanying unaudited interim financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of all recurring accruals) considered necessary for fair presentation) have been included. Operating results for the interim periods are not necessarily indicative of the results that may be expected for the year ended December 31, 2004. Interim financial statements should be read in conjunction with the Company's annual audited financial statements.

2.          GENERAL

The Company was incorporated on November 16, 2000 under the laws of the State of Delaware. The business purpose of the Company was to acquire funeral facilities and the selling of prepaid funeral programs. In January of 2004 the Company changed its business purpose to provision of wind-driven solutions to power generation requirements.

On January 19, 2003 the Company changed its name to First National Power Corporation.

3.         GOING CONCERN

The Company's financial statements are prepared using accounting principles generally accepted in the United States of America and applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the animal course of business. However, the Company has not generated any revenues from its planned principal operations through June 30, 2004. Without realization of additional capital, it would be unlikely for the Company to continue as a going concern.

4.         STOCK SUBSCRIPTION AGREEMENTS

The company has executed subscription agreements to sell 136,000 shares of its common stock at a price or $.50 per share, a total of $68,000. As of June 30, 2004, $55,484 has been received by the Company.

5.         AGREEMENT TO FORM SUBSIDIARY

On July 26, 2004, the company agreed with a Western European investor group, to establish a subsidiary that would hold the licenses to the Green Oasis and the Propless Wind Power Generation projects and that they would sell 15% of the Subsidiary to the investor group for $1 million. As at the date of the release of these statements, the promised funds had not arrived.

Item 2: Management's Discussion and Analysis:

On May 1, 2004, Mr. Kevin Murphy resigned as President and CEO of the Company and was replaced by Mr. Darryl Mills. Mr. Mills is joined by Mr. Peter Wanner as Treasurer and CFO, and Mr. Christopher Pennell as Secretary.

The company is continuing its review and exploration of opportunities in the power generation and utilities industry. As previously announced, First National has a number of projects in various stages of development: the Prop-less Wind Powered Generator currently under development by way of a proprietary contract with world-renown inventor Alvin Snaper and his team at Impactive Technology of Las Vegas Nevada; the Green Oasis Project with inventor Chaz Haba of Lithium House in California; and several biomass power generation projects, one in the North Eastern United States and one in the Caribbean area.

Management intends to continue to work closely with each of these projects, provide encouragement and support and to make timely and efficient strategic choices when it comes to resource allocation. We are currently completing a management audit that will determine a strategic timetable. Once this has been determined, we will be better able to focus our attention and resources where best spent. Management completed a trip to Las Vegas in May where the progress of the Snaper Project was reviewed. The Green Oasis Project is currently being reviewed and further details of our plans for that project are expected to be released soon.

As mentioned previously, First National is in the midst of discussions concerning two biomass power generation projects, one in the North Eastern United States and one in the Caribbean region. The US project is an existing privately held facility with all necessary licensing and permits in place. We are in negotiations to purchase the land and facility.

The final project is a new project. We are in preliminary discussions with the national government in that jurisdiction and have a meeting planned with them later this year. While this project is only in its infancy, we are very encouraged by the progress of the discussions.

We recently reached an agreement with a Western European group to purchase 15% of the shares of a soon-to-be-formed subsidiary company that will develop one or more specific projects. That agreement is worth $1,000,000 to FNPR. We are advised that the investor group has transferred funds and we expect arrival of the funds any day.

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

The Company also maintains a system of internal accounting controls that is designed to provide assurance that assets are safeguarded and that transactions are executed in accordance with management's authorization and properly recorded. This system is continually reviewed and is augmented by written policies and procedures, the careful selection and training of qualified personnel and an internal audit program to monitor its effectiveness. During the second quarter of fiscal year 2004, there were no significant changes to this system of internal controls or in other factors that could significantly affect those controls.

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

    On August 19, 2004, the Company filed a Current Report on Form 8-K announcing a change in the Company's independent auditors.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST NATIONAL POWER CORPORATION

DATE: August 23, 2004

/s/ Darryl Mills

Darryl Mills

President and duly authorized officer

/s/ Peter Wanner

Peter Wanner

Chief Financial Officer