Form 10QSB/A
period 2004-06-30
First National Power Corp.
filed 2004-09-14
CIK 1142129

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

AMENDED FORM 10-QSB

QUARTERLY REPORT UNDER SECTION 13 OR 15(f) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2004

Commission file number 333-62588

First National Power Corporation

264 H Street, Suite A

Blaine, WA 98230

(604) 702-5604

IRS TAX ID # 66-0349372

State of Incorporation: Delaware

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] [ ]

As of June 30, 2004, there were 75,403,760 shares issued and outstanding of the issuer's common stock.

EXPLANATORY STATEMENT

The Company is filing this Amendment No. 1 to its Quarterly Statement filed August 23, 2004, solely for the purpose of correcting the number of issued and outstanding shares as of June 30, 2004, as shown above, on the cover page of the Form 10QSB.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST NATIONAL POWER CORPORATION

DATE: September 13, 2004

/s/ Darryl Mills

Darryl Mills

President and duly authorized officer

/s/ Peter Wanner

Peter Wanner

Chief Financial Officer

Exhibit 31

CERTIFICATION PURSUANT TO SECTION 302

OF THE SARBANES-OXLEY ACT OF 2002

I, Darryl Mills, certify that:

1. I have reviewed this quarterly report on Form 10-QSB/A of First National Power Corporation for the quarter ended June 30, 2004;

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

Date: September 13, 2004

/s/ Darryl Mills

Darryl Mills

Chief Executive Officer

CERTIFICATION PURSUANT TO SECTION 302

OF THE SARBANES-OXLEY ACT OF 2002

I, Peter Wanner, certify that:

1. I have reviewed this quarterly report on Form 10-QSB/A of First National Power Corporation for the quarter ended June 30, 2004;

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

Date: September 13, 2004

/s/ Peter Wanner

Peter Wanner

Chief Financial Officer

Exhibit 32

CERTIFICATION PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

(18 U.S.C. SECTION 1350)

In connection with the Quarterly Report of First National Power Corporation, a Delaware corporation (the "Company"), on Form 10-QSB/A for the quarter ending June 30, 2004 as filed with the Securities and Exchange Commission (the "Report"), I, Darryl Mills, President of the Company, certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350), that to my knowledge:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

/s/ Darryl Mills

Darryl Mills, President

Dated: September 13, 2004

CERTIFICATION PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

(18 U.S.C. SECTION 1350)

In connection with the Quarterly Report of First National Power Corporation, a Delaware corporation (the "Company"), on Form 10-QSB/A for the quarter ending June 30, 2004 as filed with the Securities and Exchange Commission (the "Report"), I, Peter Wanner, Chief Financial Officer of the Company, certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350), that to my knowledge:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

/s/ Peter Wanner

Peter Wanner, Chief Financial Officer

Dated: September 13, 2004