Form 10QSB
period 2004-09-30
First National Power Corp.
filed 2004-11-19
CIK 1142129

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-QSB

QUARTERLY REPORT UNDER SECTION 13 OR 15(f) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2004

Commission file number 333-62588

First National Power Corporation

264 H Street, Suite A

Blaine, WA 98230

(604) 702-5604

IRS TAX ID # 66-0349372

State of Incorporation: Delaware

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] [ ]

As of September 30, 2004, there were 73,403,760 shares issued and outstanding of the issuer's common stock.

PART I: FINANCIAL INFORMATION

Item 1. Financial Statements:

FIRST NATIONAL POWER CORPORATION

(Formerly Capstone International Corporation)

(A Development Stage Company)

INTERIM FINANCIAL STATEMENTS

September 30, 2004

(Amounts expressed in US Dollars)

(Unaudited)

FIRST NATIONAL POWER CORPORATION

(Formerly Capstone International Corporation)

(A Development Stage Company)

INTERIM FINANCIAL STATEMENTS

September 30, 2004

(Amounts expressed in US Dollars)

(Unaudited)

TABLE OF CONTENTS

Interim Balance Sheets as of September 30, 2004 and December 31, 2003                                     1

Interim Statements of Operations for the three month period ended

September 30, 2004 and September 30, 2003                                                                               2

Interim Statements of Operations for the nine month period ended

September 30, 2004 and September 30, 2003                                                                               3

Interim Statements of Cash Flows for the nine month period ended

September 30, 2004 and September 30, 2003                                                                               4

Interim Statements of Changes in Stockholders' Deficiency for the

nine month period ended September 30, 2004 and the year ended December 31, 2003                     5

Condensed Notes to Interim Financial Statements                                                                         6

FIRST NATIONAL POWER CORPORATION

(Formerly Capstone International Corporation)

(A Development Stage Company)

Interim Balance Sheets As of September 30, 2004 and December 31, 2003

(Amounts expressed in US Dollars)

(Unaudited)

	September 30, 2004	December 31, 2003
	$	$
ASSETS
CURRENT ASSETS
Cash	-
Prepaid expenses and deposits	24,470
	24,470	-

LIABILITIES
CURRENT LIABILITIES
Accounts payable and accrued liabilities	47,565	7,866
Loans from shareholders	44,933	43,394
	92,498	51,260
STOCKHOLDERS’ DEFICIENCY
CAPITAL STOCK	75,404	10,768
CAPITAL STOCK SUBSCRIBED	93
ADDITIONAL PAID-IN-CAPITAL	102,841	96,186
DEFICIT, ACCUMULATED DURING THE DEVELOPMENT STAGE	(246,366)	(158,214)
	(68,028)	(51,260)

	24,470	-

See condensed notes to the interim financial statements.

APPROVED ON BEHALF OF THE BOARD
Director
Director

FIRST NATIONAL POWER CORPORATION

(Formerly Capstone International Corporation)

(A Development Stage Company)

 Interim Statements of Operations

For the three month periods ended September 30, 2004 and September 30, 2003

(Amounts expressed in US Dollars)

(Unaudited)

		Three months		Three months
		ended		ended
		September 30,		September 30,
		2004		2003

	$		$
OPERATING EXPENSES
		8,566		11,621
General and administrative expenses		527		622
Interest		9,093		12,243

NET LOSS		(9,093)		(12,243)

Net loss per share, basic and diluted		$(0.00)		$(0.00)

Weighted average common shares outstanding		75,396,424		73,976,760

See condensed notes to the interim financial statements.

FIRST NATIONAL POWER CORPORATION

(Formerly Capstone International Corporation)

(A Development Stage Company)

Interim Statements of Operations

For the nine month periods ended September 30, 2004 and September 30, 2003

(Amounts expressed in US Dollars)

(Unaudited)

	Cumulative	Nine Months	Nine Months
	Since	ended	ended
	Inception	September 30, 2004	September 30, 2003
	$	$	$
OPERATING EXPENSES
General and administrative expenses	243,356	87,563	19,665
Interest	3,010	589	636
	246,366	88,152	20,301

NET LOSS	(246,366)	(88,152)	(20,301)
Net loss per share, basic and diluted		$ (0.00)	$ (0.00)
Weighted average common shares outstanding		75,396,424	73,973,760

See condensed notes to the interim financial statements.

FIRST NATIONAL POWER CORPORATION (Formerly Capstone International Corporation)

(A Development Stage Company)

Interim Statements of Cash Flows For the nine month periods ended September 30, 2004 and September 30, 2003

(Amounts expressed in US Dollars)

(Unaudited)

	Cumulative	Nine Months	Nine Months
	Since	ended	ended
	Inception	September 30, 2004	September 30, 2003
CASH FLOWS FROM OPERATING ACTIVITIES	$	$	$

Net loss	(246,366)	(88,152)	(20,301)
Adjustments for items not affecting cash
Shares issued for services rendered	15,900	15,900
(Increase) decrease in prepaid expenses	(24,470)	(24,470)
Increase (decrease) in accounts payable
and accrued liabilities	47,566	41,238	(20,875)
Loans from Shareholders	44,932		41,176

Net cash used in operating activities	162,438	55,484	-

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from capital stock subscriptions	162,438	55,484

Net cash provided by financing activities	162,438	55,484	-

NET DECREASE IN CASH	-	-	-

Cash, beginning of period

CASH, END OF PERIOD	-	-	-

INCOME TAXES PAID	-	-	-

INTEREST PAID	3,010	589	636

See condensed notes to the interim financial statements.

FIRST NATIONAL POWER CORPORATION

(Formerly Capstone International Corporation)

(A Development Stage Company)

Interim Statements of Changes in Stockholders' Deficiency

For the nine months period ended September 30, 2004 and the year ended December 31, 2003

(Amounts expressed in US Dollars)

(Unaudited)

					Deficit
		Common		Additional	accumulated
	Common	Stock	Common	Paid-In	during the
	Stock	Number of	Stock	Capital	development
	Amount	Shares	Subscribed	(Discount)	stage
	$		$	$	$
Balance as of December 31, 2002	2,114	2,113,536		24,840	(50,969)

Stock split 5:1	8,454	8,454,144		(8,454)
Shares issued for services rendered	200	200,000		79,800
Net loss for the year					(107,245)

Balance as of December 31, 2003	10,768	10,767,680	-	96,186	(158,214)

Stock split 7:1	64,606	64,606,080		(64,606)
Shares issued for services rendered	30	30,000		15,870
Shares subscribed			93	55,391
Net loss for the period					(88,152)

Balance as of September 30, 2004	75,404	75,403,760	93	102,841	(246,366)

See condensed notes to the interim financial statements.

FIRST NATIONAL POWER CORPORATION
(Formerly Capstone International Corporation) (A Development Stage Company) Notes to Interim Financial Statements
September 30, 2004 (Amounts expressed in US Dollars) (Unaudited)
1	NOTES TO INTERIM FINANCIAL STATEMENTS
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
conjunction with the Company’s annual audited financial statements.
2	GENERAL
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
3	GOING CONCERN
The Company’s financial statements are prepared using accounting principles generally accepted in the United States of America and applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company has not generated any revenues from its planned principal operations through September 30, 2004. Without realization of additional capital, it would be unlikely for the Company to continue as a going concern.
4	STOCK SUBSCRIPTION AGREEMENTS
The company has executed subscription agreements to sell 136,000 shares of its common stock at a price or $.50 per share, a total of $68,000. As of September 30, 2004, $55,484 has been received by the Company.
5	AGREEMENT TO FORM SUBSIDIARY
On July 26, 2004, the company agreed with a Western European investor group, to establish a subsidiary that would hold the licenses to the Green Oasis and the Propless Wind Power Generation projects and that they would sell 15% of that subsidiary to the investor group for $1 million. As at the date of the release of these statements, the promised funds had not arrived. Management has decided that they will eventually proceed with the establishment of the subsidiary, but they are no longer negotiating with that investor group.
6	SUBSEQUENT EVENT
On October 5, 2004, the Company issued an S-8 agreeing to issue 43,500 shares at a price of $.23 per share in lieu of paying for services.

6

Item 2: Management's Discussion and Analysis:

On October 4, 2004, Christopher Pennell resigned his position as Secretary and Director; on September 29, 2004, Mr. Darryl Mills resigned is position as President and CEO of the Company.

The company is continuing its review and exploration of opportunities in the power generation and utilities industry. As previously announced, First National has a number of projects in various stages of development: the Prop-less Wind Powered Generator currently under development by way of a proprietary contract with world-renown inventor Alvin Snaper and his team at Impactive Technology of Las Vegas Nevada; the Green Oasis Project with inventor Chaz Haba of Lithium House in California; and several biomass power generation projects, one in the North Eastern United States and one in the Caribbean area.  While the Company is still dealing with both Mr. Snaper and Mr. Haba, the focus of the Company at the emergence of its development stage is going to be as a financing tool for various power development projects.  It is still the intention of the Company to roll the technology related ventures into a wholly owned subsidiary and while the deal announced this summer to sell 15% of that subsidiary is not likely going to close, we believe that as the technology nears commercial viability, we will be able to revive the sale possibility.

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

We recently reached an agreement with a Western European group to purchase 15% of the shares of a soon-to-be-formed subsidiary company that will develop one or more specific projects. That agreement is worth $1,000,000 to FNPR. As of the date of this report, those funds had not been received.

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

Reports on Form 8-K

Form 8-K filed August 19, 2004, and amended August 23, 2004, reporting under Item 4 a change in accountants.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST NATIONAL POWER CORPORATION

DATE: November 19, 2004

/s/ Peteer Wanner

Peter Wanner

Chief Financial Officer