Form 10KSB
period 2004-12-31
First National Power Corp.
filed 2005-03-31
CIK 1142129

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-KSB

Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Date of Report: December 31, 2004

FIRST NATIONAL POWER CORPORATION

Formerly Capstone International Corporation

(Exact name of registrant as specified in its charter)

Delaware	333-62588	66-0349372
(State of other jurisdiction of incorporation or organization)	(Commission File Number)	(IRS Employer Identification No.)

#219 - 227 Bellevue Way NE

Bellevue, WA 98004

(Address of principal executive offices)

Registrant's telephone number: (604) 702-5604

(Mark One)

[X] Annual report pursuant to Section 13 or 15(d) of the securities exchange act of 1934 for the fiscal year ended December 31, 2004.

[ ] Transition report under Section 13 or 15(d) of the securities exchange act of 1934

Securities registered under Section 12(b) of the Exchange Act:

Securities registered under Section 12(g) of the Exchange Act:

Common stock

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

Check if there is no disclosure of delinquent filers in response to Item 405 or Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [X]

State issuer's revenues for its most recent fiscal year: As of December 31, 2004, the Company has not generated any revenues.

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the average bid and asked price of such common equity, as of March 23, 2005: $27,899,391.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. As of December 31, 2004 there were 75,447,260 common shares issued and outstanding.

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

Wind power currently meets 2% of total European electricity demand. European Wind Power Association (EWEA) chief executive Corin Millais stated, "This is just the tip of the iceberg; the global wind power market could be worth e25 billion a year by 2010. That traunch will increase rapidly as the technology continues to develop, costs continue to fall, and the need to secure and diversify electrical energy becomes increasingly evident to decision makers," said EWEA (European Wind Power Association) chief executive Corin Millais.

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

Item 4. Submission of Matters to a Vote of Security Holders.

No matter was submitted during the fourth quarter of the fiscal year ended December 31, 2004, to a vote of security holders, through the solicitation of proxies or otherwise.

PART II

Item 5. Market for Common Equity and Related Stockholder Matters.

Market Information

The Company's stock trades on the Over-the Counter Bulletin Board (OTCBB) under the symbol FNPR. During 2004, the average trading price for each quarter was as follows:

1st quarter, ended March 31, 2004             $0.5115

2nd quarter, ended June 30, 2004              $0.2595

3rd quarter, ended September 30, 2004      $0.24825

4th quarter, ended December 31, 2004       $0.1243

Holders.

As of December 31, 2004, the Company had thirty-six (36) shareholders of record of its common stock.

Dividends.

As of December 31, 2004, registrant has not paid any dividends to its shareholders. There are no restrictions which would limit the ability of First National to pay dividends on common equity or that are likely to do so in the future. First National does not intend to pay dividends to its shareholders in the foreseeable future.

Recent Sales of Unregistered Securities

We have not sold securities during the fiscal year ended December 31, 2004, without registering the securities under the Securities Act of 1933.

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

Wind power currently meets 2% of total European electricity demand. European Wind Power Association (EWEA) chief executive Corin Millais stated, "This is just the tip of the iceberg; the global wind power market could be worth e25 billion a year by 2010. That tranch will increase rapidly as the technology continues to develop, costs continue to fall, and the need to secure and diversify electrical energy becomes increasingly evident to decision makers," said EWEA (European Wind Power Association) chief executive Corin Millais.

Green Energy Power Generation, Green Oasis (tm) and "Project Biomass"

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

The Green Oasis (tm) is an Oasis of services providing direct and stored Green energy, water purification capabilities, internet and telephony by a mobile units designed to go anywhere on a temporary or permanent basis, to become the Local Utility, to support or become the principal source of survival in times of disaster. Each unit will be pre-designed on an individualized basis in a modular format to custom fit the environment in which it will be deployed to allow for maximum utilization. They will also carry pre-charged portable satellite battery modules that will allow individuals to transport power to specific areas on an "as needed" basis to support temporary usage in emergencies.

The "Project Biomass" is the Company's developmental stage project, however it is only in drawing board form at present.

Organizational Structure

First National is a "Virtual Management" model corporation. The Company has no employees and Management works under consulting contracts optimizing cash flow and infrastructure efficiencies. The current Board is made up of one individual who also acts as the Officer of the company. Professionals in their individual fields supply all other services on an "as needed" basis. The Company also has an Advisory Board, Chaired by Alvin Snaper.

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

Item 7. Financial Statements

FIRST NATIONAL POWER CORPORATION

(Formerly Capstone International Corporation)

(A Development Stage Company)

FINANCIAL STATEMENTS

December 31, 2004

Together with Report of Independent Registered Public Accounting Firm

(Amounts expressed in US Dollars)

FIRST NATIONAL POWER CORPORATION

(Formerly Capstone International Corporation)

(A Development Stage Company)

FINANCIAL STATEMENTS

December 31, 2004

Together with Report of Independent Registered Public Accounting Firm

(Amounts expressed in US Dollars)

TABLE OF CONTENTS

Report of Independent Registered Public Accounting Firm                                                         1

Independent Accountant's Report                                                                                            2

Balance Sheets as of December 31, 2004 and December 31, 2003                                            3

Statements of Operations for the years ended
December 31, 2004 and December 31, 2003                                                                            4

Statements of Cash Flows for the years ended
December 31, 2004 and December 31, 2003                                                                            5

Statements of Changes in Stockholders' Deficiency for the
years ended December 31, 2004 and December 31, 2003                                                         6

Notes to Financial Statements                                                                                             7 - 9

Schwartz Levitsky Feldman llp

CHART E RED ACCOU N T ANT S

T O RONT O, M O NT REAL, OT T A W A

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

First National Power Corporation

(A Development Stage Company)

We have audited the accompanying balance sheet of First National Power Corporation (incorporated in Delaware) as at December 31, 2004 and the related statements of operations, cash flows and stockholders' deficiency for the year ended December 31, 2004. These financial statements are the responsibility of the Company's management. We did not audit the financial statements of the Company from the date of inception to December 31, 2003, which statements reflect cumulative total assets of $Nil as of December 31, 2003 and cumulative expenses of $107,245 for the period form inception to December 31, 2003. Those statements were audited by another auditor whose report has been furnished to us, and our opinion, insofar as it relates to the cumulative financial information from inception to December 31, 2003, is based solely on the report of the other auditor.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit and the report of the other auditor provides a reasonable basis for our opinion.

In our opinion, based on our audit and the report of the other auditor the financial statements referred to above present fairly, in all material respects, the financial position of First National Power Corporation as at December 31, 2004 and the results of its operations and its cash flows for the year ended December 31, 2004 and for the period from inception to December 31, 2004 in accordance with generally accepted accounting principles in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in note 2 to the financial statements, the Company is a development stage company and has no established source of revenues. These conditions raise substantial doubt about its ability to continue as going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The financial statements of First National Power Corporation as of December 31, 2003 were audited by another auditor whose report dated April 13, 2004, expressed a qualified opinion on those financial statements.

"SCHWARTZ LEVITSKY FELDMAN LLP"

Chartered Accountants

Toronto, Ontario, Canada

March 21, 2005

1167 Cal e donia Road

T oronto, Onta rio M6A 2X1

T el: 416 785 5353

F a x: 416 785 5663

03/29/2005 13:57 FAX 7028716769 David Coffey 004/010

David E. Coffey 6767 West Tropicana Ave., Suite 216, Las Vegas, NV 89103

Certified Public Accountant

INDEPENDENT AUDITOR'S REPORT

To the Board of Directors and Stockholders
of Capstone International Corporation
Surrey, BC, Canada

I have audited the accompanying balance sheets of Capstone International Corporation (a development stage company) as of December 31, 2003 and December 31, 2002 and the related statements of operations, cash flows, and changes in stockholders' equity for the periods then ended, as well as the cumulative period from November 16, 2000 (date of inception) to December 31, 2003. These statements are the responsibility of Capstone International Corporation's management. My responsibility is to express an opinion on these financial statements based on my audit.

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

In my opinion, the accompanying financial statements present fairly, in all material respects, the financial position of Capstone International Corporation as of December 31, 2003 and december 31, 2002 and the results of operations, cash flows, and changes in stockholders' equity for the periods then ended, as well as the cumulative period from November 16, 2000, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has not generated revenues from operations which raises substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

David E. Coffey, C. P. A.
Las Vegas, Nevada
April 13, 2004

FIRST NATIONAL POWER CORPORATION

(Formerly Capstone International Corporation)
(A Development Stage Company)
Balance Sheets
As of December 31, 2004 and December 31, 2003
(Amounts expressed in US Dollars)
		2004	2003
		$	$
ASSETS
	CURRENT ASSETS

	Cash	8,645
	Prepaid expenses and deposits	1,500
		10,145	-

LIABILITIES
	CURRENT LIABILITIES
	Accounts payable and accrued liabilities (note 4)	19,821	7,866
	Loans from shareholders (note 5)	20,581	43,394
		40,402	51,260

STOCKHOLDERS' DEFICIENCY

	CAPITAL STOCK (note 6)	75,448	10,768

	CAPITAL STOCK SUBSCRIBED	146

	ADDITIONAL PAID-IN-CAPITAL	127,777	96,186

	DEFICIT, ACCUMULATED DURING THE DEVELOPMENT STAGE	(233,628)	(158,214)
		(30,257)	(51,260)

		10,145	-

The accompanying notes are an integral part of these financial statements

APPROVED ON BEHALF OF THE BOARD

_______________________________________________________Director

_______________________________________________________Director

FIRST NATIONAL POWER CORPORATION

(Formerly Capstone International Corporation)

(A Development Stage Company)

Statements of Operations

For the years ended December 31, 2004 and December 31, 2003

(Amounts expressed in US Dollars)

	Cumulative
	Since
	Inception	2004	2003
	$	$	$
OPERATING EXPENSES
Forgiveness of accounts payable and loans	(47,394)	(47,394)
General and administrative expenses	226,608	70,815	106,597
Project development costs (note 9)	51,351	51,351
Interest	3,063	642	648
	233,628	75,414	107,245

NET LOSS	(233,628)	(75,414)	(107,245)

Net loss per share, basic and diluted		$ (0.00)	$ (0.00)

Weighted average common shares outstanding		75,409,203	74,035,130

The accompanying notes are an integral part of these financial statements.

FIRST NATIONAL POWER CORPORATION

(Formerly Capstone International Corporation)

(A Development Stage Company)

Statements of Cash Flows

For the years ended December 31, 2004 and December 31, 2003

(Amounts expressed in US Dollars)

	Cumulative
	Since
	Inception	2004	2003
	$	$	$
CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	(233,628)	(75,414)	(107,245)
Adjustments for items not affecting cash
Shares issued for services rendered	105,900	25,900	80,000
Forgiveness of accounts payable and loans	(47,394)	(47,394)
(Increase) in prepaid expenses	(1,500)	(1,500)
Increase (decrease) in accounts payable
and accrued liabilities	23,821	15,955	(16,149)

Net cash used in operating activities	(152,801)	(82,453)	(43,394)

CASH FLOWS FROM FINANCING ACTIVITIES

Loans from Shareholders	63,975	20,581	43,394
Proceeds from sale of capital stock	26,954
Proceeds from capital stock subscriptions	70,517	70,517

Net cash provided by financing activities	161,446	91,098	43,394

NET INCREASE IN CASH	8,645	8,645

Cash, beginning of period	-	-	-

CASH, END OF PERIOD	8,645	8,645	-

INCOME TAXES PAID	-	-	-

INTEREST PAID	3,063	642	648

The accompanying notes are an integral part of these financial statements.

FIRST NATIONAL POWER CORPORATION

(Formerly Capstone International Corporation)

(A Development Stage Company)

Statements of Changes in Stockholders' Deficiency

From Inception until December 31, 2004

(Amounts expressed in US Dollars)

					Deficit
					accumulated
	Common	Stock	Common	Paid-In	during the
	Stock	Number of	Stock	Capital	development
	Amount	Shares	Subscribed	(Discount)	stage
	$		$	$	$
Balance at November 16, 2000
Issuance of common stock for cash	100	100,000		900
Net Loss for the Period					(968)
Balance as of December 31, 2000	100	100,000	-	900	(968)

Issuance of stock for cash	400	400,000		3,600
Issuance of stock for cash	700	700,000		6,300
Issuance of stock for cash	850	850,000		7,650
Currency Translation				100
Net Loss for the Year					(23,954)
Balance as of December 31, 2001	2,050	2,050,000	-	18,550	(24,922)

Expiration of rescission offer for
sale of stock	64	63,536		6,290
Net Loss for the Year					(26,047)

Balance as of December 31, 2002	2,114	2,113,536	-	24,840	(50,969)

Stock split 5:1	8,454	8,454,144		(8,454)
Shares issued for services rendered	200	200,000		79,800
Net Loss for the Year					(107,245)

Balance as of December 31, 2003	10,768	10,767,680	-	96,186	(158,214)

Stock split 7:1	64,606	64,606,080		(64,606)
Shares issued for services rendered	30	30,000		15,870
Shares subscribed			146	70,371
Shares issued for services rendered	44	43,500		9,956
Net Loss for the Year					(75,414)

Balance as of December 31, 2004	75,448	75,447,260	146	127,777	(233,628)

The accompanying notes are an integral part of these financial statements.

FIRST NATIONAL POWER CORPORATION

(Formerly Capstone International Corporation)
(A Development Stage Company)
Notes to Financial Statements
December 31, 2004
(Amounts expressed in US Dollars)

1           GENERAL

The Company was incorporated on November 16, 2000 under the laws of the State of Delaware. The business purpose of the Company was to acquire funeral facilities and the selling of prepaid funeral programs. In January of 2004 the Company changed its business purpose to provision of wind-driven solutions to power generation requirements. Current projects for the company are the completion of commercialization of the Green Oasis project, which is to be a mini-utility that can provide satellite telephony, water purification or desalination and power generation in the field, as well as further work on bringing the Propless Wind Power Generator to commercial readiness.

On January 19, 2004 the Company changed its name to First National Power Corporation.

2           GOING CONCERN

The Company's financial statements are prepared using accounting principles generally accepted in the United States of America and applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company has not generated any revenues from its planned principal operations through December 31, 2004. These conditions raise substantial doubt about the Company's ability to continue as a going concern

3           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

        a)  Use of Estimates

These financial statements have been prepared in accordance with generally accepted accounting principles in the United Stated of America. Because a precise determination of assets and liabilities, and correspondingly revenues and expenses, depends on future events, the preparation of financial statements for any period necessarily involves the use of estimates and assumptions. Actual amounts may differ from these estimates. These financial statements have, in management's opinion, been properly prepared within reasonable limits of materiality and within the framework of the accounting policies summarized below.

        b)  Financial Instruments

The carrying amount of the Company's accounts payable and accrued liabilities approximates fair value because of the short maturity of these instruments.

        c)   Income Taxes

The Company accounts for income taxes under the provisions of Statement of Financial Accounting Standards No. 109, which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Deferred income taxes are provided using the liability method. Under the liability method, deferred income taxes are recognized for all significant temporary differences between the tax and financial statement bases of assets and liabilities.

Current income tax expense (recovery) is the amount of income taxes expected to be payable (recoverable) for the current year. A deferred tax asset and/or liability is computed for both the expected future impact of differences between the financial statement and tax bases of assets and liabilities and for the expected future tax benefit to be derived from tax losses. Valuation allowances are established when necessary to reduce the deferred tax asset to the amount expected to be "more likely than not" to be realized in future returns. Tax law and rate changes are reflected in income in the period such changes are enacted.

        d) Earnings or Loss Per Share

The Corporation has adopted FSA No. 128, "Earnings per Share", which requires disclosure on the financial statements of "basic" and "diluted" earnings (loss) per share. Basic earnings (loss) per share is computed by dividing net income (loss) by the weighted average numbers of common shares outstanding for the year. Diluted earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding plus common stock equivalents (if dilutive) related to stock options and warrants for each year.

        e) Recent Pronouncements

SFAS No. 149 - Amendment of SFAS 133 on derivative instruments and hedging activities. This statement amends and clarifies financial accounting and reporting for derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under SFAS 133, accounting for derivative instruments and hedging activities.

SFAS No. 150 - Accounting for certain financial instruments with characteristics of both liabilities and equity. This statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity.

SFAS No. 151 -"Inventory Costs, an Amendment of ARB No. 43, Chapter 4." SFAS No. 151 retains the general principle of ARB No. 43, Chapter 4, "Inventory Pricing," that inventories are presumed to be stated at cost; however, it amends ARB No. 43 to clarify that abnormal amounts of idle facilities, freight, handling costs and spoilage should be recognized as current period expenses. Also, SFAS No. 151 requires fixed overhead costs be allocated to inventories based on normal production capacity. The guidance in SAFS No. 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005.

SFAS 123 (Revised) - "Share Based Payment," which will require the Company to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. That cost will be recognized over the period during which an employee is required to provide service in exchange for the award--the requisite service period. No compensation cost is recognized for equity instruments for which employees do not render the requisite service. The grant-date fair value of employee share options and similar instruments will be estimated using option-pricing models adjusted for the unique characteristics of those instruments. SFAS No. 123 (Revised) eliminates the use of APB Opinion No. 25. SFAS No. 123 (Revised) is effective for the first interim or annual reporting period that begins after June 15, 2005. Early adoption for interim or annual periods for which financial statements or interim reports have not been issued is encouraged.

SFAS 152 - In December 2004, the FASB issued SFAS No. 152 "Accounting for Real Estate Time-Sharing Transactions - an amendment of FASB Statements No. 66 and 67" ("SFAS 152"). This statement amends FASB Statement No. 66 "Accounting for Sales of Real Estate" to reference the financial accounting and reporting guidance for real estate time-sharing transactions that is provided in AICPA Statement of Position 04-2 "Accounting for Real Estate Time-Sharing Transactions" ("SOP 04-2"). SFAS 152 also amends FASB Statement No. 67 "Accounting for Costs and Initial Rental Operations of Real Estate Projects" to state that the guidance for incidental operations and costs incurred to sell real estate projects does not apply to real estate time-sharing transactions, with the accounting for those operations and costs being subject to the guidance in SOP 04-2. The provisions of SFAS 152 are effective in fiscal years beginning after June 15, 2005.

SFAS 153 - In December 2004, the FASB issued SFAS No. 153 "Exchanges of Non-monetary Assets - an amendment of APB Opinion No. 29" ("SFAS 153"). SFAS 153 replaces the exception from fair value measurement in APB Opinion No. 29 for non-monetary exchanges of similar productive assets with a general exception from fair value measurement for exchanges of non-monetary assets that do not have commercial substance. A non-monetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS 153 is effective for all interim periods beginning after June 15, 2005.

The Company believes that the above standards would not have a material impact on its financial position, results of operations or cash flows.

4.           ACCOUNTS PAYABLE AND ACCRUED LIABILITIES
Accounts payable and accrued liabilities are comprised of the following
2004		2003
$		$
Trade payables	9,821		7,866
Accrued liabilities	10,000
	19,821		7,866

5.          LOANS FROM SHAREHOLDERS

The loans are unsecured, non-interest bearing and have no specific terms of repayment. The fair value of the loans has been estimated by discounting future cash flows using an estimated rate of return of 5% per annum. The fair value amounts to $19,600.

6.           CAPITAL STOCK

        a)   Authorized

100,000,000 Common shares with a par value of $0.001 per share

        b)   Issued

 75,447,260 Common shares.

        c)    Changes to Issued Share Capital

        i)     On April 25, 2003, the Company underwent a 5 for 1 stock split whereby it issued 8,454,144 Common Shares to all existing shareholders.

        ii)    In December, 2003 the Company issued 200,000 Common Shares to consultants for the fair value of their services estimated to be $80,000 which was expensed in the statements of operations.

        iii)   On January 12, 2004, the Company underwent a 7 for 1 stock split whereby it issued 64,606,080 Common Shares to all existing shareholders.

        iv)   In March, 2004 the Company issued 30,000 Common Shares to consultants for the fair value of their services estimated to be $15,900 which was expensed in the statements of operations.

        v)    In October, 2004 the Company issued 43,500 Common Shares to consultants for the fair value of their services estimated to be $10,000 which was expensed in the statements of operations.

        d)   STOCK SUBSCRIPTION AGREEMENTS

The company has executed subscription agreements to sell 136,000 shares of its common stock at a price or $0.50 per share, and 10,000 shares at $0.25 per share for a total of $70,500.

        e)   Weighted Average Common Shares Outstanding

Weighted average common shares outstanding have been retroactively adjusted to reflect the stock splits described above.

7           INCOME TAXES

        a)   Deferred Income Taxes

The tax effect of significant temporary differences that gave rise to the benefit is as follows:

	2004	2003
	$	$
Operating loss available to offset future income taxes	76,000	52,000
Valuation allowance	(76,000)	(52,000)
Net deferred tax assets	-	-

The Company has determined that realization of a deferred tax asset is not likely and therefore a valuation allowance has been recorded against this deferred income tax asset.

        b)   Current Income Taxes

The Company has certain non-capital losses of approximately $234,000 available, which can be applied against future taxable income and which expires between 2020 and 2024.

8           AGREEMENT TO FORM SUBSIDIARY

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

9           PROJECT DEVELOPMENT COSTS

In accordance with generally accepted accounting principles, fees and expenses incurred while developing a project cannot be capitalized until there is a reasonable expectation of a revenue stream. As the company is still in the very early stages of development on the Green Oasis and the Prop-less Wind Power Generator, it was determined that costs incurred to date had to be expensed.

10          SUBSEQUENT EVENTS

On January 31, 2005, the company filed an S-8 issuing 100,000 common shares at a price of $0.14 per share in lieu of paying for services.

On February 15, 2005, the company filed an S-8 announcing the approval of the First National Power Corporation 2005 Stock Incentive Plan for Employee and Consultants allocating 1 million shares to that plan.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures.

Effective June 15, 2004, David E. Coffey resigned as the Company's independent auditors. There were no disagreements with Mr. Coffey on any matter of accounting principles or practices, financial statement disclosure or auditing or auditing scope or procedure during the two most recent fiscal periods, or the interim period through August 3, 2004.

On august 3, 2004, the Company retained the services of Schwartz-Levitsky Feldman, LLP, Certified Public Accountants, to act as the new auditor for the Company.

PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

Peter Wanner, Director, Treasurer, Chief Financial Officer. Mr. Wanner has 13 years experience as a business consultant to start-up companies, as well as companies in refinancing and turnaround. He also has 14 years of experience in financing accounting, including 2 years in public accounting as well as international experience working in Mexico, United Kingdom and United States. Mr. Pennell has experience as an investor relations and financial communications consultant , including being involved in financial services, real estate, health care, e-commerce, mining and entertainment. Mr. Pennell was Vice President of McManus-Elliot Investor Relations for three years.

Item 10. Executive Compensation.

First National's Executive officers do not currently receive and are not accruing any compensation.

Item 11. Security Ownership of Certain Beneficial Owners and Management.

The following is a table detailing the current shareholders of our stock as of December 31, 2004, who own 5% or more of the common stock, and shares owned by our Directors and Officers:
Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class
Common	Darryl Mills*	3,500,000	4.6%
Common	Kevin Murphy**	1,400,000	1.9%
Common	Peter Wanner***	0	0%
Common	Directors and officers as a group (3)	4,900,000	6.5%

* Mr. Darryl Mills resigned his position as an officer and as a Director of the Company on September 29, 2004

** Mr. Kevin Murphy resigned his position as an officer and as a Director of the Company on May 3, 2004

*** Mr. Peter Wanner received 200,000 shares of common stock on March 8, 2005.

Item 12. Certain Relationships and Related Transactions.

No persons who may, in the future, be considered a promoter will receive or expect to receive assets, services or other consideration from us. No assets will be or are expected to be acquired from any promoter on behalf of our company. We have not entered into any agreements that require disclosure to our shareholders.

Item 13. Exhibits and Reports on Form 8-K

Exhibits
Exhibit No.	Document	Location
3.1	Articles of Incorporation	Previously Filed
3.2	Bylaws	Previously filed
31	Sect. 302 Certification	Included
32	Sect. 906 Certification	Included

Reports on Form 8-K

No reports on Form 8-K have been filed during the last quarter of the year ended December 31, 2004.

Signatures

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST NATIONAL POWER CORPORATION

/s/ Peter Wanner

Peter Wanner, CFO

Dated: November 30, 2005

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Peter Wanner

Peter Wanner, CFO, Treasurer, Director

Dated: November 30, 2005