Form 10QSB
period 2005-03-31
First National Power Corp.
filed 2005-05-12
CIK 1142129

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-QSB

QUARTERLY REPORT UNDER SECTION 13 OR 15(f) OF THE SECURITIES EXCHANGE ACT

OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2005

Commission file number 333-62588

First National Power Corporation

#219, 227 Bellevue Way NE

Bellevue, WA 98004

416-918-6987

IRS TAX ID # 66-0349372

State of Incorporation: Delaware

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] [ ]

As of March 31, 2005, there were 75,447,260 shares issued and outstanding of the issuer's common stock.

PART I: FINANCIAL INFORMATION

Item 1. Financial Statements:

FIRST NATIONAL POWER CORPORATION
(Formerly Capstone International Corporation)
(A Development Stage Company)
INTERIM FINANCIAL STATEMENTS
March 31, 2005
(Amounts expressed in US Dollars)
(Unaudited)

FIRST NATIONAL POWER CORPORATION
(Formerly Capstone International Corporation)
(A Development Stage Company)
INTERIM FINANCIAL STATEMENTS
March 31, 2005
(Amounts expressed in US Dollars)
(Unaudited)

TABLE OF CONTENTS

Interim Balance Sheets as of March 31, 2005 and December 31, 2004                                 1

Interim Statements of Operations for the three month period ended
March 31, 2005 and March 31, 2004                                                                                 2

Interim Statements of Cash Flows for the three month period ended
March 31, 2005 and March 31, 2004                                                                                 3

Interim Statements of Changes in Stockholders' Deficiency for the
three month period ended March 31, 2005 and the year ended December 31, 2004               4

Condensed Notes to Interim Financial Statements                                                             5

FIRST NATIONAL POWER CORPORATION

(Formerly Capstone International Corporation)
(A Development Stage Company)
Interim Balance Sheets
As of March 31, 2005 and December 31, 2004
(Amounts expressed in US Dollars)
(Unaudited)
	March 31, 2005	December 31, 2004

	$	$
ASSETS		.
CURRENT ASSETS

Cash	7,401	8,645
Prepaid expenses and deposits	1,500	1,500
	8,901	10,145

LIABILITIES
CURRENT LIABILITIES
Accounts payable and accrued liabilities	14,984	19,821
Loans from shareholders	20,581	20,581
	35,565	40,402

STOCKHOLDERS' DEFICIENCY

CAPITAL STOCK	75,938	75,448

CAPITAL STOCK SUBSCRIBED	146	146

ADDITIONAL PAID-IN-CAPITAL	293,286	127,777

DEFICIT, ACCUMULATED DURING THE DEVELOPMENT STAGE	(396,034)	(233,628)
	(26,664)	(30,257)

	8,901	10,145

-See condensed notes to the interim financial statements

APPROVED ON BEHALF OF THE BOARD
Director
Director

FIRST NATIONAL POWER CORPORATION
(Formerly Capstone International Corporation)
(A Development Stage Company)
Interim Statements of Operations
For the three month periods ended March 31, 2005 and March 31, 2004
(Amounts expressed in US Dollars)
(Unaudited)
	Cumulative	Three Months	Three Months
	Since	ended	ended
	Inception	March 31, 2005	March 31, 2004
	$	$	$
OPERATING EXPENSES

Forgiveness of accounts payable and loans	(47,394)	-	-
General and administrative expenses	261,010	34,402	37,817
Project Development Costs	179,351	128,000	21,000
Interest	3,067	4	58
	396,034	162,406	58,875

NET LOSS	(396,034)	(162,406)	(58,875)

Net loss per share, basic and diluted		$ (0.00)	$ (0.00)

Weighted average common shares outstanding		75,839,424	75,396,178

See condensed notes to the interim financial statements.

FIRST NATIONAL POWER CORPORATION
(Formerly Capstone International Corporation)
(A Development Stage Company)
Interim Statements of Cash Flows
For the three month periods ended March 31, 2005 and March 31, 2004
(Amounts expressed in US Dollars)
(Unaudited)
	Cumulative	Three Months	Three Months
	.Since	ended	ended
	Inception	March 31, 2005	March 31, 2004
	$	.$	$
CASH FLOWS FROM OPERATING ACTIVITIES

CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	(396,034)	(162,406)	(58,875)
Adjustments for items not affecting cash
Shares issued for services rendered	271,899	165,999	15,900
Depreciation			104
Forgiveness of accounts payable and loans	(47,394)
(Increase) in prepaid expenses	(1,500)	-	(4,736)
(Increase) in deposits			(5,000)
Increase (decrease) in accounts payable
and accrued liabilities	18,984	(4,837)	20,601

Net cash used in operating activities	(154,045)	(1,244)	(32,006)

CASH FLOWS FROM INVESTING ACTIVITIES

Automobile Purchase			(3,122)

CASH FLOWS FROM FINANCING ACTIVITIES
Loans from Shareholders	63,975
Proceeds from sale of capital stock	26,954
Proceeds from capital stock subscriptions	70,517	-	50,000

Net cash provided by financing activities	161,446	-	50,000

NET INCREASE IN CASH	7,401	.(1,244)	14,872

Cash, beginning of period	-	8,645	-
CASH, END OF PERIOD	7,401	.7,401	14,872

INCOME TAXES PAID	-	-	-

INTEREST PAID	3,067.4		58

See condensed notes to the interim financial statements.

FIRST NATIONAL POWER CORPORATION
(Formerly Capstone International Corporation)
(A Development Stage Company)
Interim Statements of Changes in Stockholders' Deficiency
For the three month period ended March 31, 2005 and the year ended December 31, 2004
(Amounts expressed in US Dollars)
(Unaudited)

					Deficit
		Common		Additional	accumulated
	Common	Stock	Common	Paid-in	during the
	Stock	Number of	Stock	Capital	development
	Amount	Shares	Subscribed	(Discount)	stage
	$	$	$	$	$
Balance at November 16, 2000
Issuance of common stock for cash	100	100,000		900
Net Loss for the Period					(968)

Balance as of December 31, 2000	100	100,000	-	900	(968)

Issuance of stock for cash	400	400,000		3,600
Issuance of stock for cash	700	700,000		6,300
Issuance of stock for cash	850	850,000		7,650
Currency Translation				100
Net Loss for the Year					(23,954)

Balance as of December 31, 2001	2,050	2,050,000	-	18,500	(24,922)

Expiration of rescission offer for
of stock	64	63,536		6,290
Net Loss for the Year					(26,047)

Balance as of December 31, 2002	2,114	2,113,536	-	24,840	(50,969)

Stock split 5:1	8,454	8,454,144		(8,454)
Shares issued for services rendered	200	200,000		79,800
Net Loss for the Year					(107,245)

Balance as of December 31, 2003	10,768	10,767,680	-	96,186	(158,214)

Stock split 7:1	64.606	64,606,080		(64,606)
Shares issued for services rendered	30	30,000		15,870
Shares subscribed			146	70,371
Shares issued for services rendered	44	43,500		9,956
Net Loss for the Year					(75,414)

Balance as of December 31, 2004	75,488	75,447,260	146	127,777	(233,628)

Shares issued for services rendered	490	490,000		165,509
Conversion of subscriptions
Net Loss for the period					(162,406)

Balance as of March 31, 2005	75,938	75,937,260	146	293,286	(396,034)

FIRST NATIONAL POWER CORPORATION
(Formerly Capstone International Corporation) (A Development Stage Company) Notes to Interim Financial Statements
March 31, 2005
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
expected for the year ended December 31, 2005. Interim financial statements should be read in conjunction with the Company's annual audited financial statements
2	GENERAL
The Company was incorporated on November 16, 2000 under the laws of the State of Delaware. The business purpose of the Company was to acquire funeral facilities and the selling of prepaid funeral programs. In January of 2004 the Company changed its business purpose to provision of wind-driven solutions to power generation requirements.
On January 19, 2003 the Company changed its name to First National Power Corporation
3	GOING CONCERN
The Company's financial statements are prepared using accounting principles generally accepted in the
United States of America and applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company has not generated any revenues from its planned principal operations through March 31, 2005. Without realization of additional capital, it would be unlikely for the Company to continue as a going concern
4	SALES CONTRACT SIGNED BUT NOT RECOGNIZED AS REVENUE
On March 28, 2005, the Company did sign with a customer, a sales agreement wherein they would sell a
Green Oasis micro-utility unit. The contract required that the client put up an initial deposit as well as make regular interim payments. The Company was committed to getting the client certain information and in meeting certain milestones on the development of the project. To accomplish the meeting of the Company's commitments, they have engaged a consultant to tend to the project and at this time, the gathering of the required information is ongoing. The Company expects to shortly be releasing the information to the client that will trigger the initial payment. Until that initial payment is made, the Company is not recognizing that revenue.
4	Employee Share Incentive Program
On February 15, 2005, the Board of Directors approved the FNPR 2005 Employee Share Incentive
Program ("ESIP"), allocating 3 million shares to the ESIP. These shares are meant to be used by the Board and the officers to compensate employees and consultants for services. As the company is not intending to raise further cash, yet has projects that need to be moved forward, it was deemed that using shares in lieu of cash was the best alternative. From the ESIP, the company has issued 200,000 shares to compensate the CFO and another 190,000 shares to various consultants.
5

Item 2: Management's Discussion and Analysis:

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

None.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST NATIONAL POWER CORPORATION

DATE: May 12, 2005

/s/ Peter Wanner

Peter Wanner

Chief Financial Officer