Form 10KSB/A
period 2004-12-31
First National Power Corp.
filed 2005-08-05
CIK 1142129

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Amended Form 10-KSB

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

Wind power currently meets 2% of total European electricity demand. European Wind Power Association (EWEA) chief executive Corin Millais stated, "This is just the tip of the iceberg; the global wind power market could be worth 25 billion pounds a year by 2010. That traunch will increase rapidly as the technology continues to develop, costs continue to fall, and the need to secure and diversify electrical energy becomes increasingly evident to decision makers," said EWEA (European Wind Power Association) chief executive Corin Millais.

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

Employees

First National has no intention to hire employees in the foreseeable future. The Company is a "Virtual Management" model corporation. First National has no employees and management works under consulting contracts optimizing cash flow, as well as other efficiencies such as facilities. The current Board of Directors is made up of two individuals who also act as the officers of the Company. The Company has been searching for a new Chief Executive Officer since the previous CEO, Mr. Darryl Mill, resigned in 2004. The Company hopes to appoint a new CEO in the near future. Professionals in their respective fields provide all other services on an as-needed basis. The Company also has an advisory Board chaired by Mr. Alvin Snapper.

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

PART II

Item 5. Market for Common Equity and Related Stockholder Matters.

Market Information

The Company's stock trades on the Over-the Counter Bulletin Board (OTCBB) under the symbol FNPR. During 2004, the high and low trading price for each quarter was as follows:

Year ended December 31, 2004                 High                 Low

1st quarter, ended March 31, 2004                  $0.80               $0.26

2nd quarter, ended June 30, 2004                   $0.41               $0.21

3rd quarter, ended September 30, 2004           $0.35               $0.18

4th quarter, ended December 31, 2004            $ 0.27              $0.07

Year ended December 31, 2003                      High                 Low

1st quarter, ended March 31, 2003                  $0.0003            $0.0003

2nd quarter, ended June 30, 2003                   $0.001              $0.001

3rd quarter, ended September 30, 2004           $0.5509            $0.544

4th quarter, ended December 31, 2004            $0.6468            $0.6118

In 2004, the Board of Directors for the Company created and approved an Employee Stock Incentive Plan (2004 ESIP). The 2004 ESIP was for 3 million shares and is disbursed by the Board as compensation for services by officers, contractors and consultants. For 2004, at the end of the year, the Board deemed that $40,000 would have been proper compensation for the CFO Peter Wanner. At the end of the year, the amount approved at the market price at time equated to 200,000 shares and in February 2005, the 200,000 shares were issued as compensation.

It is expected that in 2005, the same routines will be used as compensation for officers and directors

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

Wind power currently meets 2% of total European electricity demand. European Wind Power Association (EWEA) chief executive Corin Millais stated, "This is just the tip of the iceberg; the global wind power market could be worth 25 billion pounds a year by 2010. That tranch will increase rapidly as the technology continues to develop, costs continue to fall, and the need to secure and diversify electrical energy becomes increasingly evident to decision makers," said EWEA (European Wind Power Association) chief executive Corin Millais.

Green Energy Power Generation, Green Oasis - and "Project Biomass"

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

The Green Oasis - is an Oasis of services providing direct and stored Green energy, water purification capabilities, internet and telephony by a mobile units designed to go anywhere on a temporary or permanent basis, to become the Local Utility, to support or become the principal source of survival in times of disaster. Each unit will be pre-designed on an individualized basis in a modular format to custom fit the environment in which it will be deployed to allow for maximum utilization. They will also carry pre-charged portable satellite battery modules that will allow individuals to transport power to specific areas on an "as needed" basis to support temporary usage in emergencies.

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

During 2004, the company sold share subscriptions to outgoing directors and officers providing some of the funding for the year. Certain non-auditing professional fees were covered through the issuance of shares.. The 2004 ESIP provided shares that paid for the officer and director for 2004. An unrelated party lent the Company $20,581, which paid a number of administrative expenses. That loan is non-interest bearing and has no specific repayment date.

In the current year, the company is anticipating moving gradually from the development stage to one of operations. To accomplish that transformation, the company will be engaging various consultants to be paid through the shares allotted by the 2004 ESIP. If the company does solidify a plan that will require funding, they will be seeking either partners that will provide the funding or they will be offering debt financing, depending on the completion of the Company's business plan. Other expenses administrative in nature will be paid by related and unrelated parties through loans or other means, possibly the sale of subscriptions.

Tehe Company had no off balance sheet transactions during 2004, and does not anticipate any such transactions in 2005.

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

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures.

Effective June 15, 2004, David E. Coffey resigned as the Company's independent auditors. There were no disagreements with Mr. Coffey on any matter of accounting principles or practices, financial statement disclosure or auditing or auditing scope or procedure during the two most recent fiscal peropds, or the interim period through August 3, 2004.

On august 3, 2004, the Company retained the services of Schwartz-Levitsky Feldman, LLP, Certified Public Accountants, to act as the new auditor for the Company.

Item 8A. Disclosure Controls and Procedures

As of December 31, 2004, the Company carried out an evaluation of the effectiveness of the Company's disclosure controls and procedures (as defined by Rule 13a-14(c) under the Securities Exchange Act of 1934) under the supervision and with the participation of the Company's Chief Executive Officer and Chief Financial Officer. Based on and as of the date of such evaluation, the aforementioned officers have concluded that the Company's disclosure controls and procedures were effective.

The Company also maintains a system of internal accounting controls that is designed to provide assurance that assets are safeguarded and that transactions are executed in accordance with management's authorization and properly recorded. This system is continually reviewed and is augmented by written policies and procedures, the careful selection and training of qualified personnel and an internal audit program to monitor its effectiveness. During the fiscal year ended December 31, 2004, there were no significant changes to this system of internal controls or in other factors that could significantly affect those controls.

PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

Peter Wanner, Director, Treasurer, Chief Financial Officer. Mr. Wanner, age 52, has 13 years experience as a business consultant to start-up companies, as well as companies in refinancing and turnaround. He also has 14 years of experience in financing accounting, including 2 years in public accounting as well as international experience working in Mexico, United Kingdom and United States. Mr. Wanner has experience as an investor relations and financial communications consultant , including being involved in financial services, real estate, health care, e-commerce, mining and entertainment. Mr. Wannerwas Vice President of McManus-Elliot Investor Relations for three years. Mr. Wanner has served as a director since May 4, 2004. The term of office for any director is for a period of one year, or until the next annual meeting (or special meeting in lieu of an annual) of the shareholders.

Significant Employees. Other than it's executive officer and director, the Company has no other employees.

No officer or director of the Company has been, within the past five years, involved in any legal proceedings, including bankruptcy, criminal proceedings or civil, nor are they subject to any order, judgment or decree, not subsequently reversed, suspened or vacated, of an court of competent jurisdiction, permantly or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities.

The Board of Directors does not have an audit committee financial expert serving on its audit committee.

Compliance with Section 16(a) of the Exchange Act.

As of the date of filing this report, the Company is not aware of any person who, at any time during the year ended December 31, 2004, was a director, officer, beneficial owner of more than ten percent of any class of equity securities of the registrant that failed to file on a timely basis reports required by Section 16(a) during the most recent fiscal year or prior years.

Code of Ethics

As of the date of filing this report, the Company has not adopted a Code of Ethics.

.

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

Item 14. Principal Accountant Fees and Services

1. Audit Fees: Aggregate fees billed for each of the last two (2) fiscal years for professional services rendered by the principal accountant for the audit of the annual financial statements and review of financial statements included on Form 10-QSB:

2003: $7,500 (estimated)

2004: $6,500

2. Audit-Related Fees: Aggregate fees billed in each of the last two (2) fiscal years for assurance and related services by the principal accountant that are reasonably related to the performance of the audit or review of the financial statements and are not reported previously.

2003: $9,000 (estimated)

2004: $9,434

3. Tax Fees: Aggregate fees billed in each of the last two (2) fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning.

2003: $0

2004: $0

4. All Other Fees: Aggregate fees billed in each of the last two (2) fiscal years for products and services provided by the principal accountant, other than the services previously reported.

2003: $0

2004: $0

5. Audit Committee Pre-Approval Procedures. The Board of Directors has not, to date, appointed an Audit Committee.

Signatures

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST NATIONAL POWER CORPORATION

/s/ Peter Wanner

Peter Wanner, CFO

Dated: August 4, 2005

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Peter Wanner

Peter Wanner, CFO, Treasurer, Director

Dated: August 4, 2005