Form 10QSB
period 2005-06-30
First National Power Corp.
filed 2005-08-05
CIK 1142129

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-QSB

QUARTERLY REPORT UNDER SECTION 13 OR 15(f) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2005

Commission file number 333-62588

First National Power Corporation

#219, 227 Bellevue Way NE

Bellevue, WA 98004

416-918-6987

IRS TAX ID # 66-0349372

State of Incorporation: Delaware

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] [ ]

As of June 30, 2005, there were75,937,260 shares issued and outstanding of the issuer's common stock.

PART I: FINANCIAL INFORMATION

Item 1. Financial Statements:

FIRST NATIONAL POWER CORPORATION

(Formerly Capstone International Corporation)
(A Development Stage Company)
Interim Statements of Cash Flows
For the six month periods ended June 30, 2005 and June 30, 2004
(Amounts expressed in US Dollars)
(Unaudited)

	Cumulative Since Inception $	Six Months ended June 30, 2005 $	Six Months ended June 30, 2004 $
CASH FLOWS FROM OPERATING ACTIVITIES			
Net loss	(408,731)	(175,103)	(79,059)
Adjustments for items not affecting cash			
Shares issued for services rendered	271,899	165,999	15,900
Forgiveness of accounts payable and loans	(47,394)		
Decrease (Increase) in prepaid expenses	-	1,500	(29,206)
Increase (decrease) in accounts payable and accrued liabilities	16,854	(6,967)	36,897
Net cash used in operating activities	(167,372)	(14,571)	(55,468)
CASH FLOWS FROM FINANCING ACTIVITIES			
Loans from Shareholders	69,967	5,992	
Proceeds from sale of capital stock	26,954		-
Proceeds from capital stock subscriptions	70,517	-	55,484
Net cash provided by financing activities	167,438	5,992	55,484
NET INCREASE IN CASH	66	(8,579)	16
Cash, beginning of period	-	8,645	-
CASH, END OF PERIOD	66	66	16
INCOME TAXES PAID	-	-	-
INTEREST PAID	3,268	201	5

See condensed notes to the interim financial statements.

4

FIRST NATIONAL POWER CORPORATION
(Formerly Capstone International Corporation)
(A Development Stage Company)
Interim Statements of Changes in Stockholders' Deficiency
For the six month period ended June 30, 2005 and the year ended December 31, 2004
(Amounts expressed in US Dollars)
(Unaudited)

	Common Stock Amount	Common Stock Number of Shares	Common Stock Subscribed	Additional Paid-In Capital (Discount)	Deficit accumulated during the development stage
	$		$	$	$
Balance at November 16, 2000					
Issuance of common stock for cash	100	100,000		900	
Net Loss for the Period					(968)
Balance as of December 31, 2000	100	100,000	-	900	(968)
Issuance of stock for cash	400	400,000		3,600	
Issuance of stock for cash	700	700,000		6,300	
Issuance of stock for cash	850	850,000		7,650	
Currency Translation				100	
Net Loss for the Year					(23,954)
Balance as of December 31, 2001	2,050	2,050,000	-	18,550	(24,922)
Expiration of recission offer for sale of stock	64	63,536		6,290	
Net Loss for the Year					(26,047)
Balance as of December 31, 2002	2,114	2,113,536	-	24,840	(50,969)
Stock split 5:1	8,454	8,454,144		(8,454)	
Shares issued for services rendered	200	200,000		79,800	
Net Loss for the Year					(107,245)
Balance as of December 31, 2003	10,768	10,767,680	-	96,186	(158,214)
Stock split 7:1	64,606	64,606,080		(64,606)	
Shares issued for services rendered	30	30,000		15,870	
Shares subscribed			146	70,371	
Shares issued for services rendered	44	43,500		9,956	
Net Loss for the Year					(75,414)
Balance as of December 31, 2004	75,448	75,447,260	146	127,777	(233,628)
Shares issued for services rendered	490	490,000		165,510	
Net Loss for the period					(162,406)
Balance as of March 31, 2005	75,938	75,937,260	146	293,287	(396,034)
Net Loss for the period					(12,697)
Balance as of June 30, 2005	75,938	75,937,260	146	293,287	(408,731)

5

FIRST NATIONAL POWER CORPORATION
(Formerly Capstone International Corporation)
(A Development Stage Company)
Notes to Interim Financial Statements
June 30, 2005
(Amounts expressed in US Dollars)
(Unaudited)

1 **NOTES TO INTERIM FINANCIAL STATEMENTS**

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

2 **GENERAL**

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

On January 19, 2003 the Company changed its name to First National Power Corporation.

3 **GOING CONCERN**

The Company's financial statements are prepared using accounting principles generally accepted in the United States of America and applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company has not generated any revenues from its planned principal operations through June 30, 2005. Without realization of additional capital, it would be unlikely for the Company to continue as a going concern.

4 **SALES CONTRACT SIGNED BUT NOT RECOGNIZED AS REVENUE**

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

4 **Employee Share Incentive Program**

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

6

Item 2: Management's Discussion and Analysis:

The company continues to work with partners such as Alvin Snaper and Chas Haba to bring to the market, new and innovative green power generation projects. However, as the company discussed in earlier releases, their focus has turned more from being a marketing arm or operator of such power generation projects, to a more passive role as investor in such projects.

During the past quarter, the company put a lot of effort into aligning themselves with a group in the Northeast US who have a product that is a natural adjunct to existing wind power facilities. With very little additional capital expenditure, this firm's product would enable wind farms to significantly increase their power output. Those discussions are ongoing and once definitive arrangements are agreed upon, more news will be released.

The company did gain membership into the Durham Strategic Energy Alliance, a group of power related suppliers and major users in the Durham Region. This area is east of Toronto Ontario and has the world's distinction of being the only region with 2 nuclear power generation plants located inside their borders. The DSEA is a group that was formed to encourage new power generation ideas through incubation and by allowing these new suppliers to test their products at an Energy Park located beside one of the nuclear plants. More information on the association and on the energy park can be found at www.dsea.ca. First National intends on being very active in the incubation efforts, possibly by hosting the plants on property inside the energy park. Towards that end, First National has entered discussions with the existing landowners and expects to shortly announce the finalization of arrangements for the purchase of a 40-acre site inside the energy park.

Item 3. Effectiveness of the registrant's disclosure controls and procedures

As of June 30, 2005, the Company carried out an evaluation of the effectiveness of the Company's disclosure controls and procedures (as defined by Rule 13a-14(c) under the Securities Exchange Act of 1934) under the supervision and with the participation of the Company's chief executive officer and chief financial officer. Based on and as of the date of such evaluation, the aforementioned officers have concluded that the Company's disclosure controls and procedures were effective.

The Company also maintains a system of internal accounting controls that is designed to provide assurance that assets are safeguarded and that transactions are executed in accordance with management's authorization and properly recorded. This system is continually reviewed and is augmented by written policies and procedures, the careful selection and training of qualified personnel and an internal audit program to monitor its effectiveness. During the second quarter of fiscal year 2005, there were no significant changes to this system of internal controls or in other factors that could significantly affect those controls.

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

DATE: August 2, 2005

/s/ Peter Wanner

Peter Wanner

Chief Financial Officer