Form 10QSB
period 2005-09-30
First National Power Corp.
filed 2005-11-07
CIK 1142129

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-QSB

QUARTERLY REPORT UNDER SECTION 13 OR 15(f) OF THE SECURITIES EXCHANGE ACT

OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2005

Commission file number 333-62588

First National Power Corporation

#219, 227 Bellevue Way NE

Bellevue, WA 98004

416-918-6987

IRS TAX ID # 66-0349372

State of Incorporation: Delaware

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes [X] No [ ]

As of September 30, 2005, there were 75,810,227 shares issued and outstanding of the issuer's common stock.

PART I: FINANCIAL INFORMATION

Item 1. Financial Statements:

FIRST NATIONAL POWER CORPORATION

(Formerly Capstone International Corporation)

(A Development Stage Company)

INTERIM FINANCIAL STATEMENTS

September 30, 2005

(Amounts expressed in US Dollars)

(Unaudited)

FIRST NATIONAL POWER CORPORATION
(Formerly Capstone International Corporation)
(A Development Stage Company)
INTERIM FINANCIAL STATEMENTS
September 30, 2005
(Amounts expressed in US Dollars)
(Unaudited)

TABLE OF CONTENTS

Interim Balance Sheets as of September 30, 2005 and December 31, 2004                                         1

Interim Statements of Operations for the nine month period ended
September 30, 2005 and September 30, 2004                                                                                   2

Interim Statements of Operations for the three month period ended
September 30, 2005 and September 30, 2004                                                                                   3

Interim Statements of Cash Flows for the nine month period ended
September 30, 2005 and September 30, 2004                                                                                   4

Interim Statements of Changes in Stockholders' Deficiency for the
nine month period ended September 30, 2005 and the year ended December 31, 2004                         5

Condensed Notes to Interim Financial Statements                                                                             6

FIRST NATIONAL POWER CORPORATION

(Formerly Capstone International Corporation)
(A Development Stage Company)
Interim Balance Sheets
As of September 30, 2005 and December 31, 2004
(Amounts expressed in US Dollars)
(Unaudited)
	September 30, 2005	December 31, 2004
	$	$
ASSETS
CURRENT ASSETS

Cash	56	8,645
Prepaid expenses and deposits		1,500
	56	10,145
LIABILITIES
CURRENT LIABILITIES
Accounts payable and accrued liabilities	13,046	19,821
Loans from shareholders	27,505	20,581
	40,551	40,402

STOCKHOLDERS' DEFICIENCY
CAPITAL STOCK	75,968	75,448
CAPITAL STOCK SUBSCRIBED	146	146
ADDITIONAL PAID-IN-CAPITAL	297,446	127,777
DEFICIT, ACCUMULATED DURING THE DEVELOPMENT STAGE	(414,055)	(233,628)
	(40,495)	(30,257)
	56	10,145

See condensed notes to the interim financial statements.

APPROVED ON BEHALF OF THE BOARD
Director
Director

FIRST NATIONAL POWER CORPORATION

(Formerly Capstone International Corporation)
(A Development Stage Company)
Interim Statements of Operations
For the nine month periods ended September 30, 2005 and September 30, 2004
(Amounts expressed in US Dollars)
(Unaudited)
	Nine months	Nine months
	ended	ended
	September 30	September 30
	2005	2004
	$	$
OPERATING EXPENSES

General and administrative expenses	52,522	51,563
Project development costs	128,000	36,000
Interest	(95)	589
	180,427	88,152

NET LOSS	(180,427)	(88,152)

Net loss per share, basic and diluted	$ (0.00)	$ (0.00)

Weighted average common shares outstanding	75,810,227	75,396,424

See condensed notes to the interim financial statements.

FIRST NATIONAL POWER CORPORATION

(Formerly Capstone International Corporation)

(A Development Stage Company)

Interim Statements of Operations

For the three month periods ended September 30, 2005 and September 30, 2004

(Amounts expressed in US Dollars)

(Unaudited)

Cumulative		Three Mont	hs	Three Mont	hs
Since		ended		ended
Inception		September	30, 2005	September	30, 2004
$		$		$
OPERATING EXPENSES
Forgiveness of accounts payable and loans	(47,394)				-
General and administrative expenses	279,130		5,620		8,566
Project Development Costs	179,351		-		-
Interest	2,968		(296)		527
	414,055		5,324		9,093

NET LOSS	(414,055)		(5,324)		(9,093)

Net loss per share, basic and diluted			$(0.00)	$	(0.00)

Weighted Average of Common shares outstanding		75,947,260			75,396,424

See condensed notes to the interim financial statements.

FIRST NATIONAL POWER CORPORATION

(Formerly Capstone International Corporation)

(A Development Stage Company)

Interim Statements of Cash Flows

For the nine month periods ended September 30, 2005 and September 30, 2004

(Amounts expressed in US Dollars)

(Unaudited)

Cumulative		Nine Months	Nine Months
Since		ended	ended
Inception		September 30, 2005	September 30, 2004
$		$	$
CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	(414,055)	(180,427)	(88,152)
Adjustments for items not affecting cash
Shares issued for services rendered	276,089	170,189	15,900
Forgiveness of accounts payable and loans	(47,394)
Decrease (Increase) in prepaid expenses	-	1,500	(24,470)
Increase (decrease) in accounts payable
and accrued liabilities	17,046	(6,775)	41,238
Net cash used in operating activities	(168,314)	(15,513)	(55,484)
CASH FLOWS FROM FINANCING ACTIVITIES

Loans from Shareholders	70,899	6,924
Proceeds from sale of capital stock	26,954	-	-55,484
Proceeds from capital stock subscriptions	70,517

Net cash provided by financing activities	168,370	6,924	55,484

NET INCREASE IN CASH	56	(8,589)	-

Cash, beginning of period	-	8,645	-

CASH, END OF PERIOD	56	56	-

INCOME TAXES PAID	-	-	-

INTEREST PAID	3,063	-	589

See condensed notes to the interim financial statements.

FIRST NATIONAL POWER CORPORATION

(Formerly Capstone International Corporation)

(A Development Stage Company)

Interim Statements of Changes in Stockholders' Deficiency

For the nine month period ended September 30, 2005 and the year ended December 31, 2004

(Amounts expressed in US Dollars)

(Unaudited)

					Deficit
		Common		Additional	accumulated
	Common	Stock	Common	Paid-In	during the
	Stock	Number of	Stock	Capital	development
	Amount	Shares	Subscribed	(Discount)	stage
	$		$	$	$
Balance at November 16, 2000
Issuance of common stock for cash	100	100,000		900
Net Loss for the Period					(968)

Balance as of December 31, 2000	100	100,000	-	900	(968)

Issuance of stock for cash	400	400,000		3,600
Issuance of stock for cash Issuance of stock for cash	700 850	700,000 850,000		6,300 7,650
Currency Translation				100
Net Loss for the Year					(23,954)

Balance as of December 31, 2001	2,050	2,050,000	-	18,550	(24,922)

Expiration of recission offer for
sale of stock	64	63,536		6,290
Net Loss for the Year					(26,047)

Balance as of December 31, 2002	2,114	2,113,536	-	24,840	(50,969)

Stock split 5:1	8,454	8,454,144		(8,454)
Shares issued for services rendered	200	200,000		79,800
Net Loss for the Year					(107,245)

Balance as of December 31, 2003	10,768	10,767,680	-	96,186	(158,214)

Stock split 7:1	64,606	64,606,080		(64,606)
Shares issued for services rendered	30	30,000		15,870
Shares subscribed			146	70,371
Shares issued for services rendered	44	43,500		9,956
Net Loss for the Year					(75,414)

Balance as of December 31, 2004	75,448	75,447,260	146	127,777	(233,628)

Shares issued for services rendered	490	490,000		165,510
Net Loss for the period					(162,406)

Balance as of March 31, 2005	75,938	75,937,260	146	293,287	(396,034)

Net Loss for the period					(12,697)

Balance as of June 30, 2005	75,938	75,937,260	146	293,287	(408,731)

Shares issued for services rendered	30	30,000		4,159
Net Loss for the period					(5,324)

Balance as of September 30, 2005	75,968	75,967,260	146	297,446	(414,055)

FIRST NATIONAL POWER CORPORATION

(Formerly Capstone International Corporation)
(A Development Stage Company)
Notes to Interim Financial Statements
September 30, 2005
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

On January 19, 2003 the Company changed its name to First National Power Corporation.

3 GOING CONCERN

The Company's financial statements are prepared using accounting principles generally accepted in the United States of America and applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company has not generated any revenues from its planned principal operations through September 30, 2005. Without realization of additional capital, it would be unlikely for the Company to continue as a going concern.

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

5 Employee Share Incentive Program

On February 15, 2005, the Board of Directors approved the FNPR 2005 Employee Share Incentive Program ("ESIP"), allocating 3 million shares to the ESIP. These shares are meant to be used by the Board and the officers to compensate employees and consultants for services. As the company is not intending to raise further cash, yet has projects that need to be moved forward, it was deemed that using shares in lieu of cash was the best alternative. From the ESIP, the company has issued 400,000 shares to compensate the CFO and another 220,000 shares to various consultants.

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

Item 3. Effectiveness of the registrant's disclosure controls and procedures

As of September 30, 2005, the Company carried out an evaluation of the effectiveness of the Company's disclosure controls and procedures (as defined by Rule 13a-14(c) under the Securities Exchange Act of 1934) under the supervision and with the participation of the Company's chief executive officer and chief financial officer. Based on and as of the date of such evaluation, the aforementioned officers have concluded that the Company's disclosure controls and procedures were effective.

The Company also maintains a system of internal accounting controls that is designed to provide assurance that assets are safeguarded and that transactions are executed in accordance with management's authorization and properly recorded. This system is continually reviewed and is augmented by written policies and procedures, the careful selection and training of qualified personnel and an internal audit program to monitor its effectiveness. During the third quarter of fiscal year 2005, there were no significant changes to this system of internal controls or in other factors that could significantly affect those controls.

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

DATE: November 4, 2005

/s/ Peter Wanner

Peter Wanner

Chief Financial Officer