Form 10KSB
period 2005-12-31
First National Power Corp.
filed 2006-03-02
CIK 1142129

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-KSB

Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Date of Report: December 31, 2005

FIRST NATIONAL POWER CORPORATION

Formerly Capstone International Corporation

(Exact name of registrant as specified in its charter)

Delaware	333-62588	76-0819545
(State of other jurisdiction of incorporation or organization)	(Commission File Number)	(IRS Employer Identification No.)

#219 - 227 Bellevue Way NE

Bellevue, WA 98004

(Address of principal executive offices)

Registrant's telephone number:   (416) 918 6987

(Mark One)

[X] Annual report pursuant to Section 13 or 15(d) of the securities exchange act of 1934 for the fiscal year ended December 31, 2004.

[ ] Transition report under Section 13 or 15(d) of the securities exchange act of 1934

Securities registered under Section 12(b) of the Exchange Act:

Securities registered under Section 12(g) of the Exchange Act:

Common stock

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

Check if there is no disclosure of delinquent filers in response to Item 405 or Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes x  No

State issuer's revenues for its most recent fiscal year: As of December 31, 2005, the Company has not generated any revenues.

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the average bid and asked price of such common equity, as of February 6, 2006: $12,204,281

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. As of December 31, 2005 there were 76,276,760 common shares issued and outstanding.

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

Sources and Availability of Products and Supplies

First National is not reliant on other sources for products or supplies. The Company is endeavoring to develop its own products and supplies through ongoing relationships with inventors, institutions and suppliers such who work closely with First National.

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

Research and Development Activities and Costs

First National has entered into an agreement to develop certain products, but has not undertaken any research and development to date, but it does have any plans to undertake research or development in the very near future. The Company is in the final stages of forming a contractual relationship with two large eminent institutions in North America, who will work with First National to develop, patent and market innovative energy generating tools.

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

Employees

First National has no intention to hire employees in the foreseeable future. The Company is a "Virtual Management" model corporation. First National has no employees and management works under consulting contracts optimizing cash flow, as well as other efficiencies such as facilities. The current Board of Directors is made up of one individual who also act as the officer of the Company. The Company has been searching for a new Chief Executive Officer since the previous CEO, Mr. Darryl Mill, resigned in 2004. The Company hopes to appoint a new CEO in the near future. Professionals in their respective fields provide all other services on an as-needed basis. The Company also has an advisory Board chaired by Mr. Alvin Snapper.

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

PART II

Item 5. Market for Common Equity and Related Stockholder Matters.

Market Information

The Company's stock trades on the Over-the Counter Bulletin Board (OTCBB) under the symbol FNPR. During 2005, the high and low trading price for each quarter was as follows:

Year ended December 31, 2005 High Low

1st quarter, ended March 31, 2005 $0.42 $0.07

2nd quarter, ended June 30, 2005 $0.41 $0.25

3rd quarter, ended September 30, 2005 $0.335 $0.075

4th quarter, ended December 31, 2005 $0.10 $0.049

Year ended December 31, 2004 High Low

1st quarter, ended March 31, 2004 $0.80 $0.26

2nd quarter, ended June 30, 2004 $0.41 $0.21

3rd quarter, ended September 30, 2004 $0.35 $0.18

4th quarter, ended December 31, 2004 $0.27 $0.07

In 2005, the Board of Directors for the Company created and approved an Employee Stock Incentive Plan (2005 ESIP). The 2004 ESIP was for 3 million shares and is disbursed by the Board as compensation for services by officers, contractors and consultants.

In 2005, the Board granted Peter Wanner a total of 400,000 shares for his role as CFO. In the financial statements, those shares are valued at $80,000. During the year, the company also issued 150,000 for legal services and 280,000 to various consultants who have been working on developing various projects for First National.

Holders.

As of December 31, 2005, the Company had thirty-six (39) shareholders of record of its common stock.

Dividends.

As of December 31, 2005, registrant has not paid any dividends to its shareholders. There are no restrictions which would limit the ability of First National to pay dividends on common equity or that are likely to do so in the future. First National does not intend to pay dividends to its shareholders in the foreseeable future.

Recent Sales of Unregistered Securities

The Company has not sold securities during the fiscal year ended December 31, 2005, without registering the securities under the Securities Act of 1933.

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

The "Green Oasis" is the company's development stage project. The initial base model has been decided upon, and consultants are working to bring together the components to determine the power draw, hence the required power generation requirements. Once that base model is actually designed and prototyped, the company has identified the first customer for the unit.

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

During 2004, the company sold share subscriptions to outgoing directors and officers providing some of the funding for the year. Certain non-auditing professional fees were covered through the issuance of shares.. The 2005 ESIP provided shares that paid for the officer and director for 2004 and for a portion of 2005. An unrelated party lent the Company $20,581, which paid a number of administrative expenses. That loan is non-interest bearing and has no specific repayment date.

In the current year, the company is anticipating moving gradually from the development stage to one of operations. To accomplish that transformation, the company will be forced to raise funds. If the company does solidify a plan that will require funding, they will be seeking either partners that will provide the funding or they will be offering debt financing, depending on the completion of the Company's business plan. Other expenses administrative in nature will be paid by related and unrelated parties through loans or other means, possibly the sale of subscriptions.

The Company had no off balance sheet transactions during 2005, and does not anticipate any such transactions in 2006.

Item 7. Financial Statements

Schwartz Levitsky Feldman llp

CHARTERED ACCOUNTANTS

TORONTO, MONTREAL, OTTAWA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

First National Power Corporation

(A Development Stage Company)

We have audited the accompanying balance sheets of First National Power Corporation (incorporated in Delaware) as at December 31, 2005 and 2004 and the related statements of operations, cash flows and stockholders' deficiency for the years ended December 31, 2005 and 2004. These financial statements are the responsibility of the Company's management. We did not audit the financial statements of the Company from the date of inception to December 31, 2003, which statements reflect cumulative total assets of $Nil as of December 31, 2003 and cumulative expenses of $158,215 for the period form inception to December 31, 2003. Those statements were audited by another auditor whose report has been furnished to us, and our opinion, insofar as it relates to the cumulative financial information from inception to December 31, 2003, is based solely on the report of the other auditor.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the report of the other auditor provides a reasonable basis for our opinion.

In our opinion, based on our audits and the report of the other auditor, the financial statements referred to above present fairly, in all material respects, the financial position of First National Power Corporation as at December 31, 2005 and 2004 and the results of its operations and its cash flows for the years ended December 31, 2005 and 2004 and for the period from inception to December 31, 2005 in accordance with generally accepted accounting principles in the United States of America.

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

"SCHWARTZ LEVITSKY FELDMAN LLP"

Toronto, Ontario, Canada

February 3, 2006                                                                                                                           Chartered Accountants

FIRST NATIONAL POWER CORPORATION
(Formerly Capstone International Corporation)
(A Development Stage Company)
Statements of Operations
For the years ended December 31, 2005 and December 31, 2004
(Amounts expressed in US Dollars)

	Cumulative Since Inception $	2005 $	2004 $
OPERATING EXPENSES			
Forgiveness of accounts payable and loans	(47,394)		(47,394)
General and administrative expenses	284,910	58,302	70,815
Project development costs (note 9)	202,051	150,700	51,351
Interest	2,947	(116)	642
	442,514	208,886	75,414
NET LOSS	(442,514)	(208,886)	(75,414)
Net loss per share, basic and diluted		$ (0.00)	$ (0.00)
Weighted average common shares outstanding		75,940,404	75,831,472

The accompanying notes are an integral part of these financial statements.

4

FIRST NATIONAL POWER CORPORATION
(Formerly Capstone International Corporation)
(A Development Stage Company)
Statements of Changes in Stockholders' Deficiency
From Inception until December 31, 2005
(Amounts expressed in US Dollars)

	Common Stock Amount	Common Stock Number of Shares	Common Stock Subscribed	Additional Paid-In Capital (Discount)	Deficit accumulated during the development stage
	$		$	$	$
Balance at November 16, 2000					
Issuance of common stock for cash	100	100,000		900	
Net Loss for the Period					(968)
Balance as of December 31, 2000	100	100,000	-	900	(968)
Issuance of stock for cash	400	400,000		3,600	
Issuance of stock for cash	700	700,000		6,300	
Issuance of stock for cash	850	850,000		7,650	
Currency Translation				100	
Net Loss for the Year					(23,954)
Balance as of December 31, 2001	2,050	2,050,000	-	18,550	(24,922)
Expiration of recission offer for sale of stock	64	63,536		6,290	
Net Loss for the Year					(26,047)
Balance as of December 31, 2002	2,114	2,113,536	-	24,840	(50,969)
Stock split 5:1	8,454	8,454,144		(8,454)	
Shares issued for services rendered	200	200,000		79,800	
Net Loss for the Year					(107,245)
Balance as of December 31, 2003	10,768	10,767,680	-	96,186	(158,214)
Stock split 7:1	64,606	64,606,080		(64,606)	
Shares issued for services rendered	30	30,000		15,870	
Shares subscribed			146	70,371	
Shares issued for services rendered	44	43,000		9,956	
Net Loss for the Year					(75,414)
Balance as of December 31, 2004	75,448	75,446,760	146	127,777	(233,628)
Shares issued for services rendered	830	830,000		193,160	
Net Loss for the Year					(208,886)
Balance as of December 31, 2005	76,278	76,276,760	146	320,937	(442,514)

The accompanying notes are an integral part of these financial statements.

6

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures.

Effective June 15, 2004, David E. Coffey resigned as the Company's independent auditors. There were no disagreements with Mr. Coffey on any matter of accounting principles or practices, financial statement disclosure or auditing or auditing scope or procedure.

On August 3, 2004, the Company retained the services of Schwartz-Levitsky Feldman, LLP, Certified Public Accountants, to act as the new auditor for the Company.

Item 8A. Disclosure Controls and Procedures

As of December 31, 2005, the Company carried out an evaluation of the effectiveness of the Company's disclosure controls and procedures (as defined by Rule 13a-14(c) under the Securities Exchange Act of 1934) under the supervision and with the participation of the Company's Chief Executive Officer and Chief Financial Officer. Based on and as of the date of such evaluation, the aforementioned officers have concluded that the Company's disclosure controls and procedures were effective.

The Company also maintains a system of internal accounting controls that is designed to provide assurance that assets are safeguarded and that transactions are executed in accordance with management's authorization and properly recorded. This system is continually reviewed and is augmented by written policies and procedures, the careful selection and training of qualified personnel and an internal audit program to monitor its effectiveness. During the fiscal year ended December 31, 2005, there were no significant changes to this system of internal controls or in other factors that could significantly affect those controls.

Item 8B. Other Information

No events required to be reported on Form 8K occurred during the fourth quarter of the fiscal year ended December 31, 2005.

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

No officer or director of the Company has been, within the past five years, involved in any legal proceedings, including bankruptcy, criminal proceedings or civil, nor are they subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, of an court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities.

The Board of Directors does not have an audit committee financial expert serving on its audit committee.

Compliance with Section 16(a) of the Exchange Act.

As of the date of filing this report, the Company is not aware of any person who, at any time during the year ended December 31, 2005, was a director, officer, beneficial owner of more than ten percent of any class of equity securities of the registrant that failed to file on a timely basis reports required by Section 16(a) during the most recent fiscal year or prior years.

Code of Ethics

As of the date of filing this report, the Company has not adopted a Code of Ethics.

.

Item 10. Executive Compensation.

First National's Executive officers do not currently receive and are not accruing any compensation.

Item 11. Security Ownership of Certain Beneficial Owners and Management.

The following is a table detailing the current shareholders of our stock as of December 31, 2005, who own 5% or more of the common stock, and shares owned by our Directors and Officers:
Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class
Common	Peter Wanner***	165,000	0.002%
Common	Directors and officers as a group (3)	165,000	0.002%

Item 12. Certain Relationships and Related Transactions.

No persons who may, in the future, be considered a promoter will receive or expect to receive assets, services or other consideration from the Company. No assets will be or are expected to be acquired from any promoter on behalf of our company. We have not entered into any agreements that require disclosure to our shareholders.

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

2004: $10,934

2005: $9,391

2. Audit-Related Fees: Aggregate fees billed in each of the last two (2) fiscal years for assurance and related services by the principal accountant that are reasonably related to the performance of the audit or review of the financial statements and are not reported previously.

2004: $0

2005: $0

3. Tax Fees: Aggregate fees billed in each of the last two (2) fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning.

2004: $0

2005: $0

4. All Other Fees: Aggregate fees billed in each of the last two (2) fiscal years for products and services provided by the principal accountant, other than the services previously reported.

2004: $0

2005: $0

5. Audit Committee Pre-Approval Procedures. The Board of Directors has not, to date, appointed an Audit Committee.

Signatures

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST NATIONAL POWER CORPORATION

/s/ Peter Wanner

Peter Wanner, CFO

Dated: Feb 21, 2006

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Peter Wanner

Peter Wanner, CFO, Treasurer, Director

Dated: Feb 21, 2006