Form 10QSB
period 2006-03-31
First National Power Corp.
filed 2006-05-10
CIK 1142129

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-QSB

QUARTERLY REPORT UNDER SECTION 13 OR 15(f) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2006

Commission file number 333-62588

First National Power Corporation

#219, 227 Bellevue Way NE

Bellevue, WA 98004

416-918-6987

IRS TAX ID # 76-0819545

State of Incorporation: Delaware

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [ ]

As of March 31, 2006, there were 76,277,260 shares issued and outstanding of the issuer's common stock.

PART I: FINANCIAL INFORMATION

Item 1. Financial Statements:
FIRST NATIONAL POWER CORPORATION

(A Development Stage Company)

INTERIM FINANCIAL STATEMENTS

March 31, 2006

(Amounts expressed in US Dollars)

(Unaudited)

FIRST NATIONAL POWER CORPORATION
(A Development Stage Company)
INTERIM FINANCIAL STATEMENTS
March 31, 2006
(Amounts expressed in US Dollars)
(Unaudited)

TABLE OF CONTENTS

Interim Balance Sheets as of March 31, 2006 and December 31, 2005	1

Interim Statements of Operations for the three month period ended
March 31, 2006 and March 31, 2005	2

Interim Statements of Cash Flows for the three month period ended
March 31, 2006 and March 31, 2005	3

Interim Statements of Changes in Stockholders' Deficiency for the
three month period ended March 31, 2006 and the year ended December 31, 2005	4

Condensed Notes to Interim Financial Statements	5

Item 2: Management's Discussion and Analysis:

The company is continuing its review and exploration of opportunities in the power generation and utilities industry. As previously announced, First National has a number of projects in various stages of development: the Prop-less Wind Powered Generator currently under development by way of a proprietary contract with world-renown inventor Alvin Snaper and his team at Impactive Technology of Las Vegas Nevada; the Green Oasis Project with inventor Chaz Haba of Lithium House in California; and several biomass power generation projects, one in the North Eastern United States and one in the Caribbean area.  While the Company is still dealing with both Mr. Snaper and Mr. Haba, the focus of the Company at the emergence of its development stage is going to be as a financing tool for various power development projects.  It is still the intention of the Company to roll the technology related ventures into a wholly owned subsidiary and while the deal announced in the summer of 2005 to sell 15% of that subsidiary is not likely going to close, we believe that as the technology nears commercial viability, we will be able to revive the sale.

In the 3rd quarter of 2005 the Company reached an agreement with a Northern Canadian group to purchase a model of the Green Oasis. The agreement to date is a letter of intent, with the company being responsible for outlining the power capabilities of the unit as they have requested before we can reach a definitive sales agreement. It is expected that the details of the unit and the actual sales agreement will be in place in the very near future.

Item 3. Effectiveness of the registrant's disclosure controls and procedures

As of March 31, 2006, the Company carried out an evaluation of the effectiveness of the Company's disclosure controls and procedures (as defined by Rule 13a-14(c) under the Securities Exchange Act of 1934) under the supervision and with the participation of the Company's chief executive officer and chief financial officer. Based on and as of the date of such evaluation, the aforementioned officers have concluded that the Company's disclosure controls and procedures were effective.

The Company also maintains a system of internal accounting controls that is designed to provide assurance that assets are safeguarded and that transactions are executed in accordance with management's authorization and properly recorded. This system is continually reviewed and is augmented by written policies and procedures, the careful selection and training of qualified personnel and an internal audit program to monitor its effectiveness. During the first quarter of fiscal year 2006, there were no significant changes to this system of internal controls or in other factors that could significantly affect those controls.

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

DATE: May 9, 2006

/s/ Peter Wanner

Peter Wanner

Chief Financial Officer