Form 10QSB
period 2006-06-30
First National Power Corp.
filed 2006-09-15
CIK 1142129

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-QSB

QUARTERLY REPORT UNDER SECTION 13 OR 15(f) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2006

Commission file number 333-62588

First National Power Corporation

#219, 227 Bellevue Way NE

Bellevue, WA 98004

416-918-6987

IRS TAX ID # 76-0819545

State of Incorporation: Delaware

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] [ ]

As of June 30, 2006, there were 76,277,260 shares issued and outstanding of the issuer's common stock.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ X ] No _____

PART I: FINANCIAL INFORMATION

Item 1. Financial Statements:

FIRST NATIONAL POWER CORPORATION

(A Development Stage Company)
INTERIM FINANCIAL STATEMENTS
June 30, 2006
(Amounts expressed in US Dollars)
(Unaudited)

TABLE OF CONTENTS

Interim Balance Sheets as of June 30, 2006 and December 31, 2005	1
Interim Statements of Operations for the six month period ended June 30, 2006 and June 30, 2005	2
Interim Statements of Operations for the three month period ended June 30, 2006 and June 30, 2005	3
Interim Statements of Cash Flows for the six month period ended June 30, 2006 and June 30, 2005	4
Interim Statements of Changes in Stockholders' Deficiency for the six month period ended June 30, 2006 and the year ended December 31, 2005	5
Condensed Notes to Interim Financial Statements	6

Item 2: Management's Discussion and Analysis:

First National Power is a development stage company with no operations, no revenue, limited financial backing and few assets. The company is attempting to gain focus in its dealings with its business opportunities. While the projects previously announced, the Prop-less Wind Powered Generator currently with inventor Alvin Snaper and his team at Impactive Technology of Las Vegas Nevada, and the Green Oasis Project with inventor Chaz Haba of Lithium House in California are still technically still viable business lines, the Company has been working towards final arrangements on what the Company believes are innovative and proprietary additional projects in the power generation field. The Company is in talks with a group to gain North American rights to a power generation system that has immediate potential for installations, re-licensing and outright sale. Through the Company's affiliation with the Durham Strategic Energy Alliance, management been introduced to various national and international co-members. Through these various co-members, the Company continues to explore opportunities for partnering, or even acting as agent for proven technologies.

Item 3. Effectiveness of the registrant's disclosure controls and procedures

Our management has conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-14(c)) promulgated under the Securities and Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based upon that evaluation, our management has concluded that our disclosure controls and procedures are effective for timely gathering, analyzing and disclosing the information we are required to disclose in our reports filed under the Securities Exchange Act of 1934, as amended. There have been no significant changes made in our internal controls or in other factors that could significantly affect our internal controls subsequent to the Evaluation Date

PART II - OTHER INFORMATION

Item 6. Exhibits

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

DATE: September 14, 2006

/s/ Peter Wanner

Peter Wanner

Chief Financial Officer