Form 10QSB
period 2006-09-30
First National Power Corp.
filed 2006-10-30
CIK 1142129

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-QSB

QUARTERLY REPORT UNDER SECTION 13 OR 15(f) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2006

Commission file number 333-62588

First National Power Corporation

#219, 227 Bellevue Way NE

Bellevue, WA 98004

416-918-6987

IRS TAX ID # 76-0819545

State of Incorporation: Delaware

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] [ ]

As of September 30, 2006, there were 76,277,260 shares issued and outstanding of the issuer's common stock.

PART I: FINANCIAL INFORMATION

Item 1. Financial Statements:

FIRST NATIONAL POWER CORPORATION

(A Development Stage Company)
INTERIM FINANCIAL STATEMENTS
September 30, 2006
(Amounts expressed in US Dollars)
(Unaudited)

TABLE OF CONTENTS

Interim Balance Sheets as of September 30, 2006 and December 31, 2005	1
Interim Statements of Operations for the nine month period ended September 30, 2006 and September 30, 2005	2
Interim Statements of Operations for the three month period ended September 30, 2006 and September 30, 2005	3
Interim Statements of Cash Flows for the nine month period ended September 30, 2006 and September 30, 2005	4
Interim Statements of Changes in Stockholders' Deficiency for the nine month period ended September 30, 2006 and the year ended December 31, 2005	5
Condensed Notes to Interim Financial Statements	6

See condensed notes to the interim financial statements

FIRST NATIONAL POWER CORPORATION

(A Development Stage Company)
Interim Statements of Operations
For the nine month periods ended September 30, 2006 and September 30, 2005
(Amounts expressed in US Dollars)
(Unaudited)

		Nine months ended September 30 2006 $		Nine months ended September 30 2005 $
OPERATING EXPENSES				
General and administrative expenses		16,728		52,522
Project development costs		-		128,000
Interest		142		(95)
		16,870		180,427
NET LOSS		(16,870)		(180,427)
Net loss per share, basic and diluted	$	(0.00)	$	(0.00)
Weighted average common shares outstanding		76,277,260		75,810,227

See condensed notes to the interim financial statements

See condensed notes to the interim financial statements

See condensed notes to the interim financial statements

See condensed notes to the interim financial statements

Item 2: Management's Discussion and Analysis:

The company is gaining more focus in dealing with their various opportunities. While the projects previously announced, the Prop-less Wind Powered Generator currently with inventor Alvin Snaper and his team at Impactive Technology of Las Vegas Nevada and the Green Oasis Project with inventor Chaz Haba of Lithium House in California are still technically still viable business lines, the Company has been able to get very close to final arrangements on some very innovative and proprietary projects that are in the power generation field. The Company is in talks with a group to gain North American rights to a power generation system that has immediate potential for installations, for re-licensing and for outright sale. Through the Company's affiliation with the Durham Strategic Energy Alliance, they have been introduced to various national and international co-members and through these various co-members, the Company continues to explore opportunities for partnering, or even acting as agent for some proven technologies.

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

The Company also maintains a system of internal accounting controls that is designed to provide assurance that assets are safeguarded and that transactions are executed in accordance with management's authorization and properly recorded. This system is continually reviewed and is augmented by written policies and procedures, the careful selection and training of qualified personnel and an internal audit program to monitor its effectiveness. During the second quarter of fiscal year 2006, there were no significant changes to this system of internal controls or in other factors that could significantly affect those controls.

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

DATE: October 23, 2006

/s/ Peter Wanner

Peter Wanner

Chief Financial Officer