Form 10KSB/A
period 2006-12-31
First National Power Corp.
filed 2007-03-16
CIK 1142129

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-KSB

Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Date of Report: December 31, 2006

FIRST NATIONAL POWER CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	333-62588	66-0349372
(State of other jurisdiction of incorporation or organization)	(Commission File Number)	(IRS Employer Identification No.)

#219 - 227 Bellevue Way NE

Bellevue, WA 98004

(Address of principal executive offices)

Registrant's telephone number: (604) 702-5604

(Mark One)

[X] Annual report pursuant to Section 13 or 15(d) of the securities exchange act of 1934 for the fiscal year ended December 31, 2006.

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

State issuer's revenues for its most recent fiscal year: As of December 31, 2006, the Company has not generated any revenues.

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the average bid and asked price of such common equity, as of February 8, 2007: $3,051,070

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. As of December 31, 2006 there were 76,276,760 common shares issued and outstanding.

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

Principal Products and Services

First National's goal is to build a Power Company with capabilities to provide proprietary-generating stations located on individual buildings, and Portable units for rural and emergency services with applications for Third World development. It has expanded its business goals to include investments in more traditional and proven technologies but on a smaller scale than a full fledged power utility grade facility.

The Market

Compact wind turbine technology offers a near term option of generating electricity from clean, sustainable, renewable resources. First National believes many homeowners, farmers, apartment and small business owners will be interested in having the choice of how their electricity is produced and what environmental impacts their consumption causes. The Company also believes many consumers want the type of freedom of choice First National is seeking to supply with the development of its products.

Looking at the bigger picture, there are currently over 2 billion people around the world who have no access to electrical power. First National believes the ability to provide electrical power to this emerging market has substantial opportunity.

The Company is in the final stages of discussion and research on a number of small under 20-megawatt facilities to be located in more rural and badly served communities in both Canada and the US. The Company has identified more than 1 technology that will transform the raw material to power, they have identified viable, stable and capable buyers and willing supportive communities to permit and encourage the projects.

Competition and Competitive Strategy

The environmentally friendly electrical power generation industry is in its infancy and currently there is very little competition throughout the world and virtually none in many regions.

The competitive strategy of the Company is to develop efficient products and services and to bring them to market at a cost that will allow its customers to save money while they become energy self-sufficient.

Of the possible new facilities, all of the potential plants are in areas that are remote from traditional sources of utility-supplied power and are being served by the grid only. There are large stable and well funded users expressing written interest in long term purchase agreements. While there will always be the grid as an alternative, the Company will require long term purchase agreements to be in place before they invest in the technology, thus diminishing the competition.

New and or Innovative Products and Services

The very nature of the environmentally friendly electrical power generation industry is such that innovation is always being sought.

Sources and Availability of Products and Supplies

First National is not reliant on other sources for products or supplies. The Company is endeavoring to develop its own products and supplies through ongoing relationships with inventors, institutions and suppliers who work closely with First National.

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

The new plants will be built under license from the patent holders, thus abrogating First National Power's need to protect any patents on the chosen technology.

Governmental Controls and Approvals

The environmentally friendly energy generation sector does not come under any special Government controls or approval processes. However, this being a relatively new and growing sector, it is possible that Government could impose new controls or approval processes in the future.

Existing or Probable Government Regulations

Many municipalities and some states and provinces have regulations concerning the erection of windmills and other tall and cumbersome mechanical devices. There are also the usual licensing requirements; however there are no government regulations that we are aware of, either existing or being contemplated, that would adversely affect the Company's ability to operate. Labor Standards Laws, Workplace Occupational Health and Safety Regulations, and local government business licensing requirements are the only other government regulations that will affect the Company.

Research and Development Activities and Costs

First National has entered into an agreement to develop certain products, but has not undertaken any research and development to date. It has plans to undertake research or development in the very near future. The Company is in the final stages of forming a contractual relationship with two large eminent institutions in North America, who will work with First National to develop, patent and market innovative energy generating tools.

Compliance With Environmental Laws

The only environmental laws that pertain to the Company's operations concern restrictions on windmills in some locations and also restrictions on the type of structure that can be mounted on top of commercial buildings. Compliance with these rules will not be a major issue for the Company.

The new facilities will be granted both provincial / state and federal environmental certificates before First National accepts ownership of the plants.

Facilities

First National does not own or rent facilities of any kind. At present the Company is operating from its official address that is located within the offices of the Company's President. The Company intends to continue to operate from this location for as long as possible and until it has sufficient revenues from sales to support a facility. First National anticipates that if any of the current projects come to production, that they will need to invest in plants that will be operated under a contractual arrangement with qualified contractors and they will need physical offices to control the administration and engineering oversights.

Employees

First National has no intention to hire employees in the foreseeable future. Any employees needed will be hired under a contract with an arms-length third party operator. From an administrative point of view, the Company is a "Virtual Management" model corporation. First National has no employees and management works under consulting contracts optimizing cash flow, as well as other efficiencies such as facilities. The current Board of Directors is made up of one individual who also acts as the officer of the Company. .

Reports to Security Holders

First National will voluntarily make available to securities holders an annual report, including audited financials on Form 10-K or Form 10-KSB.

The public may read and copy any materials filed with the SEC at the SEC's Public Reference Room at 100 F Street NE, Washington, D.C. 20549. The public may obtain information about the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC at http://www.sec.gov.

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

Item 4. Submission of Matters to a Vote of Security Holders.

No matter was submitted during the fourth quarter of the fiscal year ended December 31, 2006, to a vote of security holders, through the solicitation of proxies or otherwise.

PART II

Item 5. Market for Common Equity and Related Stockholder Matters.

Market Information

The Company's stock trades on the Over-the Counter Bulletin Board (OTCBB) under the symbol FNPR. During 2006, the high and low trading price for each quarter was as follows:

Year ended December 31, 2006	High	Low
1st quarter, ended March 31, 2006	$0.189	$0.085
2nd quarter, ended June 30, 2006	$0.178	$0.10
3rd quarter, ended September 30, 2006	$0.135	$0.035
4th quarter, ended December 31, 2006	$0.098	$0.04

Year ended December 31, 2005	High	Low
1st quarter, ended March 31, 2005	$0.420	$0.070
2nd quarter, ended June 30, 2005	$0.410	$0.250
3rd quarter, ended September 30, 2005	$0.335	$0.075
4th quarter, ended December 31, 2005	$0.100	$0.049

In 2005, the Board of Directors for the Company created and approved an Employee Stock Incentive Plan (2005 ESIP). The 2005 ESIP was for 3 million shares and is disbursed by the Board as compensation for services by officers, contractors and consultants.

In 2005, the Board granted Peter Wanner a total of 400,000 shares for his role as CFO. In the financial statements, those shares are valued at $80,000. During the year, the company also issued 150,000 for legal services and 280,000 to various consultants who have been working on developing various projects for First National.

The Company no longer issues stock under the 2005 ESIP.

Holders.

As of December 31, 2006, the Company had forty (40) shareholders of record of its common stock.

Dividends.

As of December 31, 2006, registrant has not paid any dividends to its shareholders. There are no restrictions which would limit the ability of First National to pay dividends on common equity or that are likely to do so in the future. First National does not intend to pay dividends to its shareholders in the foreseeable future.

Recent Sales of Unregistered Securities

The Company has not sold securities during the fiscal year ended December 31, 2006, without registering the securities under the Securities Act of 1933.

Item 6. Management's Discussion and Analysis or Plan of Operation.

First National Power Corporation is a developmental stage Green Power company with 3 principal projects: a Propless Wind Power Generator (PWPG), which is under development with world renown inventor Mr. Alvin Snaper and his team of scientists at Impactive Technology; the Green Oasis, our portable electrical generation and storage, water purification and satellite communication unit; and our biomass waste energy project, which is still on the drawing board and in conceptual stage.

The Company believes that compact wind turbine technology offers a near term option of generating electricity from clean sustainable renewable resources. First National believes many homeowners, farmers, apartment and small business owners will be interested in having the choice of how their electricity is produced and what environmental impacts their consumption causes

The Company is in the final stages of discussion and research on a number of small under 20-megawatt facilities to be located in more rural and badly served communities in both Canada and the US. The Company has identified more than 1 technology that will transform the raw material to power; they have identified viable, stable and capable buyers and willing, supportive communities to permit and encourage the projects.

480:

Green Energy Power Generation, Green Oasis(tm) and "Project Biomass"

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

The Green Oasis( is an Oasis of services providing direct and stored Green energy, water purification capabilities, internet and telephony by mobile units designed to go anywhere on a temporary or permanent basis, to become the Local Utility, to support or become the principal source of survival in times of disaster. Each unit will be pre-designed on an individualized basis in a modular format to custom fit the environment in which it will be deployed to allow for maximum utilization. They will also carry pre-charged portable satellite battery modules that will allow individuals to transport power to specific areas on an "as needed" basis to support temporary usage in emergencies.

The "Green Oasis" is the company's development stage project. The initial base model has been decided upon, and consultants are working to bring together the components to determine the power draw, hence the required power generation requirements. Once that base model is actually designed and prototyped, the company has identified the first customer for the unit.

The "Biomass" project will be one that will use under-license, existing technologies from one of a number of available suppliers. The Company has gathered letters of interest from buyers of wholesale power, letters of support from communities willing to license and support such a project, gathered letters of intent from interested suppliers of raw material and been in discussions with potential operators of the facilities. There are 4 separate, distinct and unrelated projects, all to use such Biomass technology that the Company has been actively moving forward on.

Organizational Structure

The Company has no employees and Management works under consulting contracts optimizing cash flow and infrastructure efficiencies. The current Board is made up of one individual who also acts as the Officer of the company. Professionals in their individual fields supply all other services on an "as needed" basis.

Growth, Revenue & Financial Plans

The Company has recently received a loan from York Truck. Management believes the funds now available to the Company will be sufficient to see them to the conclusion of a first tranche financing of one of the projects currently in development. Once the financing for any of the projects is underway, there will be sufficient funds available to fund the necessary administration.

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

In the current year, the company is anticipating moving gradually from the development stage to one of operations. To accomplish that transformation, the company will be required to raise funds. If the company does solidify a plan that will require funding, they will be seeking either partners that will provide the funding or they will be offering debt financing, dependant upon the completion of the Company's business plan. Other expenses administrative in nature will be paid by related and unrelated parties through loans or other means, including the sale of common or preferred stock.

The Company had no off balance sheet transactions during 2006, and expects that as part of the financing options for the projects currently contemplated, that there may well be a need to finance using such alternative financing options in 2007.

Item 7. Financial Statements

FIRST NATIONAL POWER CORPORATION

(A Development Stage Company)

FINANCIAL STATEMENTS

December 31, 2006

Together with Report of Independent Registered Public Accounting Firm

(Amounts expressed in US Dollars)

FIRST NATIONAL POWER CORPORATION
(A Development Stage Company)
FINANCIAL STATEMENTS
December 31, 2006
Together with Report of Independent Registered Public Accounting Firm
(Amounts expressed in US Dollars)

TABLE OF CONTENTS

Report of Independent Registered Public Accounting Firm	1

Independent Accountant's Report	2

Balance Sheets as of December 31, 2006 and December 31, 2005	3

Statements of Operations for the years ended
December 31, 2006 and December 31, 2005	4

Statements of Cash Flows for the years ended
December 31, 2006 and December 31, 2005	5

Statements of Changes in Stockholders' Deficiency for the
years ended December 31, 2006 and December 31, 2005	6

Notes to Financial Statements	7 - 11

Schwartz Levitsky Feldman llp

CHARTERED ACCOUNTANTS

LICENSED PUBLIC ACCOUNTANTS

TORONTO MONTREAL

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

First National Power Corporation

(A Development Stage Company)

We have audited the accompanying balance sheets of First National Power Corporation (incorporated in Delaware) as at December 31, 2006 and 2005 and the related statements of operations, cash flows and stockholders' deficiency for the years ended December 31, 2006, 2005 and 2004. These financial statements are the responsibility of the Company's management. We did not audit the financial statements of the Company from the date of inception to December 31, 2003, which statements reflect cumulative total assets of $Nil as of December 31, 2003 and cumulative expenses of $158,215 for the period from inception to December 31, 2003. Those statements were audited by another auditor whose report has been furnished to us, and our opinion, insofar as it relates to the cumulative financial information from inception to December 31, 2003, is based solely on the report of the other auditor.

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

In our opinion, based on our audits and the report of the other auditor, the financial statements referred to above present fairly, in all material respects, the financial position of First National Power Corporation as at December 31, 2006 and 2005 and the results of its operations and its cash flows for the years ended December 31, 2006 and 2005 and for the period from inception to December 31, 2006 in accordance with generally accepted accounting principles in the United States of America.

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

"SCHWARTZ LEVITSKY FELDMAN LLP"

Toronto, Ontario,                                                                                     Canada Chartered Accountants

February 28, 2007                                                                                       Licensed Public Accountants

                    1167 Caledonia Road

                           Toronto, Ontario M6A 2X1

                           Tel: 416 785 5353

                           Fax: 416 785 5663

FIRST NATIONAL POWER CORPORATION

(A Development Stage Company)
Balance Sheets
As of December 31, 2006 and December 31, 2005
(Amounts expressed in US Dollars)

	2006	2005
	$	$
ASSETS		
CURRENT ASSETS		
Cash	203,272	35
	203,272	35
LIABILITIES		
CURRENT LIABILITIES		
Accounts payable and accrued liabilities (note 4)	23,074	24,608
Loans from shareholders (note 5)	258,313	20,580
	281,387	45,188
STOCKHOLDERS' DEFICIENCY		
CAPITAL STOCK (note 6)	76,278	76,278
CAPITAL STOCK SUBSCRIBED	146	146
ADDITIONAL PAID-IN-CAPITAL	320,937	320,937
DEFICIT, ACCUMULATED DURING THE DEVELOPMEN	(475,476)	(442,514)
	(78,115)	(45,153)
	203,272	35

The accompanying notes are an integral part of these financial statements.

APPROVED ON BEHALF OF THE BOARD

____________________________ Director

____________________________ Director

3

FIRST NATIONAL POWER CORPORATION

	Cumulative Since Inception $	2006 $	2005 $
OPERATING EXPENSES			
Forgiveness of accounts payable and loans	(47,394)		
General and administrative expenses	317,593	32,683	58,302
Project development costs (note 8)	202,051		150,700
Interest	3,226	279	(116)
	475,476	32,962	208,886
NET LOSS	(475,476)	(32,962)	(208,886)
Net loss per share, basic and diluted		$ (0.00)	$ (0.00)
Weighted average common shares outstanding		76,276,760	75,940,404

The accompanying notes are an integral part of these financial statements.

4

FIRST NATIONAL POWER CORPORATION

(A Development Stage Company)
Statements of Changes in Stockholders' Deficiency
From Inception until December 31, 2006
(Amounts expressed in US Dollars)

	Common Stock Amount	Common Stock Number of Shares	Common Stock Subscribed	Additional Paid-In Capital (Discount)	Deficit accumulated during the development stage
	$		$	$	$
Balance at November 16, 2000					
Issuance of common stock for cash	100	100,000		900	
Net Loss for the Period					(968)
Balance as of December 31, 2000	100	100,000	-	900	(968)
Issuance of stock for cash	400	400,000		3,600	
Issuance of stock for cash	700	700,000		6,300	
Issuance of stock for cash	850	850,000		7,650	
Currency Translation				100	
Net Loss for the Year					(23,954)
Balance as of December 31, 2001	2,050	2,050,000	-	18,550	(24,922)
Expiration of recission offer for sale of stock	64	63,536		6,290	
Net Loss for the Year					(26,047)
Balance as of December 31, 2002	2,114	2,113,536	-	24,840	(50,969)
Stock split 5:1	8,454	8,454,144		(8,454)	
Shares issued for services rendered	200	200,000		79,800	
Net Loss for the Year					(107,245)
Balance as of December 31, 2003	10,768	10,767,680	-	96,186	(158,214)
Stock split 7:1	64,606	64,606,080		(64,606)	
Shares issued for services rendered	30	30,000		15,870	
Shares subscribed			146	70,371	
Shares issued for services rendered	44	43,000		9,956	
Net Loss for the Year					(75,414)
Balance as of December 31, 2004	75,448	75,446,760	146	127,777	(233,628)
Shares issued for services rendered	830	830,000		193,160	
Net Loss for the Year					(208,886)
Balance as of December 31, 2005	76,278	76,276,760	146	320,937	(442,514)
Net Loss for the Year					(32,962)
Balance as of December 31, 2006	76,278	76,276,760	146	320,937	(475,476)

The accompanying notes are an integral part of these financial statements.

6

FIRST NATIONAL POWER CORPORATION

(A Development Stage Company)

Notes to Financial Statements

December 31, 2006

(Amounts expressed in US Dollars)

1        GENERAL

The Company was incorporated on November 16, 2000 under the laws of the State of Delaware. The business purpose of the Company was to acquire funeral facilities and the selling of prepaid funeral programs. In January of 2004 the Company changed its business purpose to provision of wind-driven solutions to power generation requirements. Current projects for the company are the completion of commercialization of a number of power generation projects from bio-mass technologies

2        GOING CONCERN

The Company's financial statements are prepared using accounting principles generally accepted in the United States of America and applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company has not generated any revenues from its planned principal operations through December 31, 2006. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

3        SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a)    Use of Estimates

These financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America. Because a precise determination of assets and liabilities, and correspondingly revenues and expenses, depend on future events, the preparation of financial statements for any period necessarily involves the use of estimates and assumptions. Actual amounts may differ from these estimates. These financial statements have, in management's opinion, been properly prepared within reasonable limits of materiality and within the framework of the accounting policies summarized below.

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

e)    Comprehensive Income

The Company has adopted SFAS No. 130, "Reporting Comprehensive Income." This statement establishes standards for reporting comprehensive income and its components in a financial statement. Comprehensive income as defined includes all changes in equity (net assets) during a period from non-owner sources. Examples of items to be included in comprehensive income, which are excluded from net income, include foreign currency translation adjustments and unrealized gains and losses on available-for-sale securities. Comprehensive income (loss) is not presented in the Company's financial statements since there is no difference between net loss and comprehensive loss in any period presented.

f)    Recent Pronouncements

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

SFAS 154- In May 2005, the FASB issued SFAS 154 "Accounting Changes and Error Corrections". The statement replaces APB Opinion No. 20, Accounting Changes and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements. SFAS 154 requires companies to apply voluntary changes in accounting principles retrospectively whenever practicable. SFAS 154 is effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005.

In February 2006, FASB issued SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments". SFAS No. 155 amends SFAS No 133, "Accounting for Derivative Instruments and Hedging Activities", and SFAF No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities". SFAS No. 155, permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS No. 133, establishes a requirement to evaluate interest in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives, and amends SFAS No. 140 to eliminate the prohibition on the qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. This statement is effective for all financial instruments acquired or issued after the beginning of the Company's first fiscal year that begins after September 15, 2006.

In March 2006, the FASB issued SFAS No. 156. This Statement amends FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, with respect to the accounting for separately recognized servicing assets and servicing liabilities. This Statement is effective as of the beginning of its first fiscal year that begins after September 15, 2006. An entity should apply the requirements for recognition and initial measurement of servicing assets and servicing liabilities prospectively to all transactions after the effective date of this Statement.

In September 2006, the FASB issued SFAS No. 157 and No. 158. Statement No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, the Board having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. However, for some entities, the application of this Statement will change current practice.

Statement No. 158 is an amendment of FASB Statements No. 87, 88, 106, and 132(R). It improves financial reporting by requiring an employer to recognize the over funded or under funded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. This Statement also improves financial reporting by requiring an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions.

The Company believes that the above standards would not have a material impact on its financial position, results of operations or cash flows.

4         ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities are comprised of the following
	2006	2005
Trade Payables	$8,074	$19,608
Accrued Liabilities	$15,000	$ 5,000
	$	$

In Trade Payables the amount owing to the officer / director is $1,618 ($10,932 in 2005)

5        LOANS FROM SHAREHOLDERS

The loans are unsecured, non-interest bearing and have no specific terms of repayment. The fair value of the loans has been estimated by discounting future cash flows using an estimated rate of return of 5% per annum. The fair value amounts to $246,000. In accounts payable the company has recorded an amount owing to the officer / director of the company in the amount of $1,618 ($10,932 in 2005).

6      CAPITAL STOCK

a)     Authorized

100,000,000 Common shares with a par value of $0.001 per share

b)     Issued

76,276,260 Common shares (76,276,760 in 2005)

c)       Changes to Issued Share Capital

In February 2005, the Board of Directors approved the 2005 Employee Share Incentive Plan allowing management to issue up to 3 million shares as incentive for officers and employees or as payment in kind for services supplied by consultants. During the year ended December 31, 2005 , the company issued 400,000 shares to an officer for services performed, 140,000 shares for legal services and 290,000 shares to consultants who worked on various company projects. These shares have been recorded at the fair market values of the services rendered.

d)       Stock Subscription Agreements

The company has executed subscription agreements to sell 136,000 shares of its common stock at a price or $0.50 per share, and 10,000 shares at $0.25 per share for a total of $70,500.

7        INCOME TAXES

a)       Deferred Income Taxes

The tax effect of significant temporary differences that gave rise to the benefit is as follows:
	2006	2005
Operating Losses Available to offset future taxes	$78,650	$38,675
Valuation Allowance	($78,650)	($38,675)
Net Deferred Assets	$ 0	$

The Company has determined that realization of a deferred tax asset is not likely and therefore a valuation allowance has been recorded against this deferred income tax asset.

b)        Current Income Taxes

The Company has certain non-capital losses of approximately $242,000 available, which can be applied against future taxable income and which expires between 2025 and 2026.

8         PROJECT DEVELOPMENT COSTS

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

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures.

On August 3, 2004, the Company retained the services of Schwartz-Levitsky Feldman, LLP, Certified Public Accountants, to act as the auditor for the Company. There are no disagreements between the Company and the auditor

Item 8A. Disclosure Controls and Procedures

As of December 31, 2006, the Company carried out an evaluation of the effectiveness of the Company's disclosure controls and procedures (as defined by Rule 13a-14(c) under the Securities Exchange Act of 1934) under the supervision and with the participation of the Company's Chief Executive Officer and Chief Financial Officer. Based on and as of the date of such evaluation, the aforementioned officers have concluded that the Company's disclosure controls and procedures were effective.

The Company also maintains a system of internal accounting controls that is designed to provide assurance that assets are safeguarded and that transactions are executed in accordance with management's authorization and properly recorded. This system is continually reviewed and is augmented by written policies and procedures, the careful selection and training of qualified personnel and an internal audit program to monitor its effectiveness. During the fiscal year ended December 31, 2006, there were no significant changes to this system of internal controls or in other factors that could significantly affect those controls.

Item 8B. Other Information

No events required to be reported on Form 8K occurred during the fourth quarter of the fiscal year ended December 31, 2006.

PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

Peter Wanner, Director, Treasurer, Chief Financial Officer. Mr. Wanner, age 53, has 13 years experience as a business consultant to start-up companies, as well as companies in refinancing and turnaround. He also has 15 years of experience in financing accounting, including 2 years in public accounting as well as international experience working in Mexico, United Kingdom and United States. Mr. Wanner has served as a director since May 4, 2004. The term of office for any director is for a period of one year, or until the next annual meeting (or special meeting in lieu of an annual) of the shareholders.

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

The Board of Directors does have Peter Wanner, who is a qualified accountant certified in Canada and Ontario to act as an audit committee financial expert serving on its audit committee.

Compliance with Section 16(a) of the Exchange Act.

As of the date of filing this report, the Company is not aware of any person who, at any time during the year ended December 31, 2006, was a director, officer, beneficial owner of more than ten percent of any class of equity securities of the registrant that failed to file on a timely basis reports required by Section 16(a) during the most recent fiscal year or prior years.

Code of Ethics

As of the date of filing this report, the Company has not adopted a Code of Ethics.

.

Item 10. Executive Compensation.

First National's Executive officers do not currently receive and are not accruing any compensation.

Item 11. Security Ownership of Certain Beneficial Owners and Management.

The following is a table detailing the current shareholders of our stock as of December 31, 2006, who own 5% or more of the common stock, and shares owned by our Directors and Officers:
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

2005: $9,391

2006: $9,391

2. Audit-Related Fees: Aggregate fees billed in each of the last two (2) fiscal years for assurance and related services by the principal accountant that are reasonably related to the performance of the audit or review of the financial statements and are not reported previously.

2005: $0

2006: $0

3. Tax Fees: Aggregate fees billed in each of the last two (2) fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning.

2005: $0

2006: $0

4. All Other Fees: Aggregate fees billed in each of the last two (2) fiscal years for products and services provided by the principal accountant, other than the services previously reported.

2005: $0

2006: $0

5. Audit Committee Pre-Approval Procedures. The Board of Directors has not, to date, appointed an Audit Committee.

Signatures

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST NATIONAL POWER CORPORATION

/s/ Peter Wanner

Peter Wanner, CFO

Dated: March 14, 2007

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Peter Wanner

Peter Wanner, CFO, Treasurer, Director

Dated: March 14, 2007