Form 10QSB
period 2007-03-31
First National Power Corp.
filed 2007-05-01
CIK 1142129

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-QSB

QUARTERLY REPORT UNDER SECTION 13 OR 15(f) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED March 31, 2007

Commission file number 333-62588

First National Power Corporation

#219, 227 Bellevue Way NE

Bellevue, WA 98004

416-918-6987

IRS TAX ID # 76-0819545

State of Incorporation: Delaware

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [x] Yes [ ] No

As of March 31, 2007, there were 76,277,260 shares issued and outstanding of the issuer's common stock.

PART I: FINANCIAL INFORMATION

Item 1. Financial Statements:

FIRST NATIONAL POWER CORPORATION

(A Development Stage Company)

INTERIM FINANCIAL STATEMENTS

March 31, 2007

(Amounts expressed in US Dollars)

(Unaudited)

FIRST NATIONAL POWER CORPORATION
(A Development Stage Company)
INTERIM FINANCIAL STATEMENTS
March 31, 2007
(Amounts expressed in US Dollars)
(Unaudited)

TABLE OF CONTENTS

Interim Balance Sheets as of March 31, 2007 and December 31, 2006	1

Interim Statements of Operations for the three month period ended
March 31, 2007 and March 31, 2006	2

Interim Statements of Cash Flows for the three month period ended
March 31, 2007 and March 31, 2006	3

Interim Statements of Changes in Stockholders' Deficiency for the
three month period ended March 31, 2007 and the year ended December 31, 2006	4

Condensed Notes to Interim Financial Statements	5

FIRST NATIONAL POWER CORPORATION
(A Development Stage Company)
Interim Balance Sheets
As of March 31, 2007 and December 31, 2006
(Amounts expressed in US Dollars)
(Unaudited)

	March 31, 2007	December 31, 2006

	$	$
ASSETS
CURRENT ASSETS

Cash and cash equivalents	201,381	203,227
	201,381	203,227

LIABILITIES
CURRENT LIABILITIES
Accounts payable and accrued liabilities	22,513	23,074
Loans from shareholders	258,313	258,313
	280,826	281,387

STOCKHOLDERS' DEFICIENCY

CAPITAL STOCK	76,278	76,278

CAPITAL STOCK SUBSCRIBED	146	146

ADDITIONAL PAID-IN-CAPITAL	320,937	320,937

DEFICIT, ACCUMULATED DURING THE DEVELOPMENT STAGE	(476,806)	(475,476)
	(79,445)	(78,115)

	201,381	203,272

See condensed notes to the interim financial statements.

APPROVED ON BEHALF OF THE BOARD

	Director

	Director

1

FIRST NATIONAL POWER CORPORATION
(A Development Stage Company)
Interim Statements of Operations
For the three month periods ended March 31, 2007 and March 31, 2006
(Amounts expressed in US Dollars)
(Unaudited)

	Cumulative	Three Months	Three Months
	Since	ended	ended
	Inception	March 31, 2007	March 31, 2006
	$	$	$
OPERATING EXPENSES

Forgiveness of accounts payable and loans	(47,394)	-	-
General and administrative expenses	318,889	1,296	10,441
Project Development Costs	202,051	-
Interest	3,260	34	63
	476,806	1,330	10,504

NET LOSS	(476,806)	(1,330)	(10,504)

Net loss per share, basic and diluted		$ (0.00)	$ (0.00)

Weighted average common shares outstanding		76,276,760	76,276,760

See condensed notes to the interim financial statements.

2

FIRST NATIONAL POWER CORPORATION
(A Development Stage Company)
Interim Statements of Cash Flows
For the three month periods ended March 31, 2007 and March 31, 2006
(Amounts expressed in US Dollars)
(Unaudited)

	Cumulative	Three Months	Three Months
	Since	ended	ended
	Inception	March 31, 2007	March 31, 2006
	$	$	$
CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	(476,806)	(1,330)	(10,504)
Adjustments for items not affecting cash
Shares issued for services rendered	299,890
Forgiveness of accounts payable and loans	(47,394)
Increase (decrease) in accounts payable
and accrued liabilities	26,512	(561)	(1,087)

Net cash used in operating activities	(197,798)	(1,891)	(11,591)

CASH FLOWS FROM FINANCING ACTIVITIES

Loans from Shareholders	301,708		11,571
Proceeds from sale of capital stock	26,954		-
Proceeds from capital stock subscriptions	70,517	-	-

Net cash provided by financing activities	399,179	-	11,571

NET INCREASE IN CASH AND CASH EQUIVALENTS	201,381	(1,891)	(20)

Cash, beginning of period	-	203,272	35

CASH AND CASH EQUIVALENTS, END OF PERIOD	201,381	201,381	15

INCOME TAXES PAID	-	-	-

INTEREST PAID	3,260	34	63

See condensed notes to the interim financial statements.

3

FIRST NATIONAL POWER CORPORATION
(A Development Stage Company)
Interim Statements of Changes in Stockholders' Deficiency
For the three month period ended March 31, 2007 and the year ended December 31, 2006
(Amounts expressed in US Dollars)
(Unaudited)

					Deficit
		Common		Additional	accumulated
	Common	Stock	Common	Paid-In	during the
	Stock	Number of	Stock	Capital	development
	Amount	Shares	Subscribed	(Discount)	stage
	$		$	$	$
Balance at November 16, 2000
Issuance of common stock for cash	100	100,000		900
Net Loss for the Period					(968)

Balance as of December 31, 2000	100	100,000	-	900	(968)

Issuance of stock for cash	400	400,000		3,600
Issuance of stock for cash	700	700,000		6,300
Issuance of stock for cash	850	850,000		7,650
Currency Translation				100
Net Loss for the Year					(23,954)

Balance as of December 31, 2001	2,050	2,050,000	-	18,550	(24,922)

Expiration of recission offer for
sale of stock	64	63,536		6,290
Net Loss for the Year					(26,047)

Balance as of December 31, 2002	2,114	2,113,536	-	24,840	(50,969)

Stock split 5:1	8,454	8,454,144		(8,454)
Shares issued for services rendered	200	200,000		79,800
Net Loss for the Year					(107,245)

Balance as of December 31, 2003	10,768	10,767,680	-	96,186	(158,214)

Stock split 7:1	64,606	64,606,080		(64,606)
Shares issued for services rendered	30	30,000		15,870
Shares subscribed			146	70,371
Shares issued for services rendered	44	43,500		9,956
Net Loss for the Year					(75,414)

Balance as of December 31, 2004	75,448	75,447,260	146	127,777	(233,628)

Shares issued for services rendered	830	830,000		193,160
Net Loss for the Year					(208,886)

Balance as of December 31, 2005	76,278	76,277,260	146	320,937	(442,514)

Net Loss for the year					(32,962)

Balance as of December 31, 2006	76,278	76,277,260	146	320,937	(475,476)

Net Loss for the period					(1,330)

Balance as of March 31, 2007	76,278	76,277,260	146	320,937	(476,806)

See condensed notes to the interim financial statements.

4

FIRST NATIONAL POWER CORPORATION
(A Development Stage Company)
Notes to Interim Financial Statements
March 31, 2007
(Amounts expressed in US Dollars)
(Unaudited)

1	NOTES TO INTERIM FINANCIAL STATEMENTS

The accompanying unaudited interim financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of all recurring accruals) considered necessary for fair presentation) have been included. Operating results for the interim periods are not necessarily indicative of the results that may be expected for the year ended December 31, 2007. Interim financial statements should be read in conjunction with the Company's annual audited financial statements.

2	GENERAL

The Company was incorporated on November 16, 2000 under the laws of the State of Delaware. The business purpose of the Company is to acquire and deploy green energy generation solutions that are new to the market.

3	GOING CONCERN

The Company's financial statements are prepared using accounting principles generally accepted in the United States of America and applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company has not generated any revenues from its planned principal operations through March 31, 2007. Without realization of additional capital, it would be unlikely for the Company to continue as a going concern.

4	Employee Share Incentive Program

On February 15, 2005, the Board of Directors approved the FNPR 2005 Employee Share Incentive Program ("ESIP"), allocating 3 million shares to the ESIP. These shares are meant to be used by the Board and the officers to compensate employees and consultants for services. As the company is not intending to raise further cash, yet has projects that need to be moved forward, it was deemed that using shares in lieu of cash was the best alternative. From the ESIP, the company has issued 400,000 shares to compensate the CFO and another 290,000 shares to various consultants in 2005. There have been no shares issued in 2006 or to date in 2007.

5

Item 2: Management's Discussion and Analysis:

The Company continues to work at the fringes of the Durham Strategic Energy Park in Clarington Ontario. A number of power generation projects are being considered for that site and Company continues to maintain a relationship with the owners of the property. If an economically viable power generation project can be designed and agreed upon with the various regulatory bodies, the Company is confident that understandings for access to the property can be solidified and contracted.

The Company is also dealing with a Canadian inventor for the rights to a device that will generate power from wind. Marketing concepts have been discussed and researched so that as soon as the patent is granted to the inventor, the Company will be able to market this generating system to all existing wind farms. This generation system will be usable on existing wind towers, without further environmental or regulatory approval and is designed so that there will be a minimum of additional maintenance support.

Finally, the Company is evaluating a series of bio-mass projects. Some of the projects are in their final stages of due diligence and others are still in the economic modeling stage.

Last year, the company secured a loan from York Truck. These funds will see the Company thru the due diligence and initialization of at least 1 of these projects.

Item 3. Effectiveness of the registrant's disclosure controls and procedures

As of March 31, 2007, the Company carried out an evaluation of the effectiveness of the Company's disclosure controls and procedures (as defined by Rule 13a-14(c) under the Securities Exchange Act of 1934) under the supervision and with the participation of the Company's chief executive officer and chief financial officer. Based on and as of the date of such evaluation, the aforementioned officers have concluded that the Company's disclosure controls and procedures were effective.

The Company also maintains a system of internal accounting controls that is designed to provide assurance that assets are safeguarded and that transactions are executed in accordance with management's authorization and properly recorded. This system is continually reviewed and is augmented by written policies and procedures, the careful selection and training of qualified personnel and an internal audit program to monitor its effectiveness. During the third quarter of fiscal year 2006, there were no significant changes to this system of internal controls or in other factors that could significantly affect those controls.

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

DATE: April 30, 2007

/s/ Peter Wanner

Peter Wanner

Chief Financial Officer