Form 10QSB
period 2007-06-30
First National Power Corp.
filed 2007-08-08
CIK 1142129

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-QSB

QUARTERLY REPORT UNDER SECTION 13 OR 15(f) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED June 30, 2007

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

As of June 30, 2007, there were 76,277,260 shares issued and outstanding of the issuer's common stock.

PART I: FINANCIAL INFORMATION

Item 1. Financial Statements:

FIRST NATIONAL POWER CORPORATION

(A Development Stage Company)

INTERIM FINANCIAL STATEMENTS

June 30, 2007

(Amounts expressed in US Dollars)

(Unaudited)

FIRST NATIONAL POWER CORPORATION
(A Development Stage Company)
INTERIM FINANCIAL STATEMENTS
June 30, 2007
(Amounts expressed in US Dollars)
(Unaudited)

TABLE OF CONTENTS

Interim Balance Sheets as of June 30, 2007 and December 31, 2006	1

Interim Statements of Operations for the six month period ended
June 30, 2007 and June 30, 2006	2

Interim Statements of Operations for the three month period ended
June 30, 2007 and June 30, 2006	3

Interim Statements of Cash Flows for the six month period ended
June 30, 2007 and June 30, 2006	4

Interim Statements of Changes in Stockholders' Deficiency for the
six month period ended June 30, 2007 and the year ended December 31, 2006	5

Condensed Notes to Interim Financial Statements	6

FIRST NATIONAL POWER CORPORATION

	Common Stock Amount	Common Stock Number of Shares	Common Stock Subscribed	Additional Paid-In Capital (Discount)	Deficit accumulated during the development stage
	$		$	$	$
Balance at November 16, 2000					
Issuance of common stock for cash	100	100,000		900	
Net Loss for the Period					(968)
Balance as of December 31, 2000	100	100,000	-	900	(968)
Issuance of stock for cash	400	400,000		3,600	
Issuance of stock for cash	700	700,000		6,300	
Issuance of stock for cash	850	850,000		7,650	
Currency Translation				100	
Net Loss for the Year					(23,954)
Balance as of December 31, 2001	2,050	2,050,000	-	18,550	(24,922)
Expiration of recission offer for sale of stock	64	63,536		6,290	
Net Loss for the Year					(26,047)
Balance as of December 31, 2002	2,114	2,113,536	-	24,840	(50,969)
Stock split 5:1	8,454	8,454,144		(8,454)	
Shares issued for services rendered	200	200,000		79,800	
Net Loss for the Year					(107,245)
Balance as of December 31, 2003	10,768	10,767,680	-	96,186	(158,214)
Stock split 7:1	64,606	64,606,080		(64,606)	
Shares issued for services rendered	30	30,000		15,870	
Shares subscribed			146	70,371	
Shares issued for services rendered	44	43,500		9,956	
Net Loss for the Year					(75,414)
Balance as of December 31, 2004	75,448	75,447,260	146	127,777	(233,628)
Shares issued for services rendered	830	830,000		193,160	
Net Loss for the Year					(208,886)
Balance as of December 31, 2005	76,278	76,277,260	146	320,937	(442,514)
Net Loss for the year					(32,962)
Balance as of December 31, 2006	76,278	76,277,260	146	320,937	(475,476)
Net Loss for the period					(7,759)
Balance as of June 30, 2007	76,278	76,277,260	146	320,937	(483,235)

See condensed notes to the interim financial statements.

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

DATE: August 6, 2007

/s/ Peter Wanner

Peter Wanner

Chief Financial Officer