Form 10QSB
period 2007-09-30
First National Power Corp.
filed 2007-11-06
CIK 1142129

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-QSB

QUARTERLY REPORT UNDER SECTION 13 OR 15(f) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED September 30, 2007

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

As of September 30, 2007, there were 76,277,260 shares issued and outstanding of the issuer's common stock.

PART I: FINANCIAL INFORMATION

Item 1. Financial Statements:

First National Power Corporation

(A Development Stage Company)

Interim Financial Statements (unaudited)

For the 9-Month Period Ended September 30, 2007

Amounts expressed in US Dollars

The Condensed Notes form an integral part of the consolidated unaudited interim financial statements

Index

Interim Balance Sheets as at September 30, 2007 (unaudited) and December 31, 2006 (audited)	3
Interim Statements of Operations for the 9-month periods ended September 30, 2007 and September 30, 2006 (unaudited)	4
Interim Statements of Operations for the 3-month periods ended September 30, 2007 and September 30, 2006 (unaudited)	5
Interim Statements of Changes in Stockholders' Deficiency for the 9-month period ended September 30, 2007 (unaudited) and the year ended December 31, 2006	6 - 7
Interim Statements of Cash Flows for the 9-month periods ended September 30, 2007 and September 30, 2006 (unaudited)	8
Condensed Notes to Financial Statements (Unaudited)	9

The Condensed Notes form an integral part of the consolidated unaudited interim financial statements

FIRST NATIONAL POWER CORPORATION
(A Development Stage Company)
Interim Balance Sheets
As of September 30, 2007 and December 31, 2006
(Amounts expressed in US Dollars)
(Unaudited)

	September 30, 2007	December 31, 2006

	$	$
ASSETS
CURRENT ASSETS
Cash	174,862	203,272
	174,862	203,272

LIABILITIES
CURRENT LIABILITIES
Accounts payable and accrued liabilities	17,539	23,074
Loans from shareholders	258,313	258,313
	275,852	281,387
STOCKHOLDERS' DEFICIENCY
CAPITAL STOCK	76,278	76,278
CAPITAL STOCK SUBSCRIBED	146	146
ADDITIONAL PAID-IN-CAPITAL	320,937	320,937
DEFICIT, ACCUMULATED DURING THE DEVELOPMENT STAGE	(498,351)	(475,476)
	(100,990)	(78,115)

	174,862	203,272

The Condensed Notes form an integral part of the consolidated unaudited interim financial statements

FIRST NATIONAL POWER CORPORATION
(A Development Stage Company)
Interim Statements of Operations
For the 9 month periods ended September 30, 2007 and September 30, 2006
(Amounts expressed in US Dollars)
(Unaudited)

		Nine months	Nine months
	Cumulative	ended	ended
	Since	September 30	September 30
	Inception	2007	2006
	$	$	$
OPERATING EXPENSES

Forgiveness of accounts payable and loans	(47,394)	-	-
General and administrative expenses	329,942	12,349	16,728
Project development costs	211,988	9,937	-
Interest	3,815	589	142
	498,351	22,875	16,870

NET LOSS	(498,351)	(22,875)	(16,870)

Net loss per share, basic and diluted		$ (0.00)	$ (0.00)

Weighted average common shares outstanding		76,277,260	76,277,260

The Condensed Notes form an integral part of the consolidated unaudited interim financial statements

FIRST NATIONAL POWER CORPORATION
(A Development Stage Company)
Interim Statements of Operations
For the three month periods ended September 30, 2007 and September 30, 2006
(Amounts expressed in US Dollars)
(Unaudited)

	Three Months	Three Months
	ended	ended
	September 30, 2007	September 30, 2006
	$	$
OPERATING EXPENSES

General and administrative expenses	4,908	2,166
Project development costs	9,937
Interest	271	-
	(15,116)	2,166

NET LOSS	(15,116)	(2,166)

Net loss per share, basic and diluted	$ (0.00)	$ (0.00)

Weighted Average Common shares outstanding	76,277,260	76,277,260

The Condensed Notes form an integral part of the consolidated unaudited interim financial statements

FIRST NATIONAL POWER CORPORATION
(A Development Stage Company)
Interim Statements of Changes in Stockholders' Deficiency
For the 9 month period ended September 30, 2007 and the year ended December 31, 2006
(Amounts expressed in US Dollars)
(Unaudited)
					Deficit
		Common		Additional	accumulated
	Common	Stock	Common	Paid-In	during the
	Stock	Number of	Stock	Capital	development
	Amount	Shares	Subscribed	(Discount)	stage
	$		$	$	$
Balance at November 16, 2000
Issuance of common stock for cash	100	100,000		900
Net Loss for the Period					(968)
Balance as of December 31, 2000	100	100,000	-	900	(968)

Issuance of stock for cash	400	400,000		3,600
Issuance of stock for cash	700	700,000		6,300
Issuance of stock for cash	850	850,000		7,650
Currency Translation				100
Net Loss for the Year					(23,954)
Balance as of December 31, 2001	2,050	2,050,000	-	18,550	(24,922)

Expiration of rescission offer for
sale of stock	64	63,536		6,290
Net Loss for the Year					(26,047)
Balance as of December 31, 2002	2,114	2,113,536	-	24,840	(50,969)

Stock split 5:1	8,454	8,454,144		(8,454)
Shares issued for services rendered	200	200,000		79,800
Net Loss for the Year					(107,245)

The Condensed Notes form an integral part of the consolidated unaudited interim financial statements

Balance as of December 31, 2003	10,768	10,767,680	-	96,186	(158,214)

Stock split 7:1	64,606	64,606,080		(64,606)
Shares issued for services rendered	30	30,000		15,870
Shares subscribed			146	70,371
Shares issued for services rendered	44	43,500		9,956
Net Loss for the Year					(75,414)
Balance as of December 31, 2004	75,448	75,447,260	146	127,777	(233,628)

Shares issued for services rendered	830	830,000		193,160
Net Loss for the Year					(208,886)
Balance as of December 31, 2005	76,278	76,277,260	146	320,937	(442,514)

Net Loss for the year					(32,962)
Balance as of December 31, 2006	76,278	76,277,260	146	320,937	(475,476)

Net Loss for the period					(22,875)

Balance as of September 30, 2007	76,278	76,277,260	146	320,937	(498,351)

The Condensed Notes form an integral part of the consolidated unaudited interim financial statements

FIRST NATIONAL POWER CORPORATION
(A Development Stage Company)
Interim Statements of Cash Flows
For the 9 month periods ended September 30, 2007 and September 30, 2006
(Amounts expressed in US Dollars)
(Unaudited)

	Cumulative Since Inception	Nine Months ended September 30, 2007	Nine Months ended September 30, 2006

	$	$	$
CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	(498,351)	(22,875)	(16,870)
Adjustments for items not affecting cash
Shares issued for services rendered	299,890		-
Forgiveness of accounts payable and loans	(47,394)
Increase (decrease) in accounts payable and accrued liabilities	21,538	(5,535)	(13,908)

Net cash used in operating activities	(224,317)	(28,410)	(30,778)

CASH FLOWS FROM FINANCING ACTIVITIES

Loans from Shareholders	301,708	-	34,309
Proceeds from sale of capital stock	26,954		-
Proceeds from capital stock subscriptions	70,517	-	-
Net cash provided by financing activities	399,179	-	34,309

NET INCREASE IN CASH	174,862	(28,410)	3,531

Cash, beginning of period	-	203,272	35

CASH, END OF PERIOD	174,862	174,862	3,566

INCOME TAXES PAID	-	-	-
INTEREST PAID	3,815	589	-

The Condensed Notes form an integral part of the consolidated unaudited interim financial statements

NOTES TO INTERIM FINANCIAL STATEMENTS

The accompanying unaudited interim financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of all recurring accruals considered necessary for fair presentation) have been included. Operating results for the interim periods are not necessarily indicative of the results that may be expected for the year ended December 31, 2007. Interim financial statements should be read in conjunction with the Company's annual audited financial statements.

1. Organization and Basis of Presentation

Description of the Business

The Company was incorporated on November 16, 2000 under the laws of the State of Delaware. The business purpose of the Company is to acquire and deploy green energy generation solutions that are new to the market.

Going Concern

The Company's financial statements are prepared using accounting principles generally accepted in the United States of America and applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company has not generated any revenues from its planned principal operations through September 30, 2007. Without realization of additional capital, it would be unlikely for the Company to continue as a going concern.

2. Employee Share Incentive Program

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

The Condensed Notes form an integral part of the consolidated unaudited interim financial statements

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

DATE: 5 November 2007

/s/ Peter Wanner

Peter Wanner

Chief Financial Officer