Form 10KSB
period 2007-12-31
First National Power Corp.
filed 2008-03-25
CIK 1142129

SECURIITES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-KSB

Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Date of Report:

December 31, 2007

FIRST NATIONAL POWER CORPORATION

 (Exact name of registrant as specified in its charter)

Delaware	333-62588	66-0349372
(State of other jurisdiction of incorporation or organization)	(Commission File Number)	(IRS Employer Identification No.)

#219 – 227 Bellevue Way NE

Bellevue, WA 98004

(Address of principal executive offices)

Registrant’s telephone number:

(416) 918 6987

(Mark One)

[X]

Annual report pursuant to Section 13 or 15(d) of the securities exchange act of 1934 for the fiscal year ended December 31, 2007.

[  ]

Transition report under Section 13 or 15(d) of the securities exchange act of 1934

Securities registered under Section 12(b) of the Exchange Act:

Securities registered under Section 12(g) of the Exchange Act:

Common stock

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  [X] Yes  [  ] No

Check if there is no disclosure of delinquent filers in response to Item 405 or Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB  [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)  Yes x  No

State issuer’s revenues for its most recent fiscal year:

As of December 31, 2007, the Company has not generated any revenues.

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the average bid and asked price of such common equity, as of March 15, 2008:  $771,870

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

As of December 31, 2007 there were 76,422,760 common shares issued and outstanding.

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

Business of Issuer

First National is creating a business based on what the Company calls the FNPR Green Energy Power Generation business model.  It is designed to develop and implement new technology in the electrical power generation industry and current technology configurations in new and commercial applications.

Principal Products and Services

First National’s goal is to build a Power Company with capabilities to provide proprietary-generating stations located on individual buildings, and Portable units for rural and emergency services with applications for Third World development. It has expanded its business goals to include investments in more traditional and proven technologies but on a smaller scale than a full fledged power utility grade facility.

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

The Company is in the final stages of discussion and research on a number of small under 20-megawatt facilities to be located in more rural and poorly served communities in both Canada and the US. The Company has identified several technologies that will transform the raw material to power; they have identified viable, stable and capable buyers and willing supportive communities to permit and encourage the projects.

Competition and Competitive Strategy

The environmentally friendly electrical power generation industry is in its infancy, and currently there is very little competition throughout the world and virtually none in many regions.

The competitive strategy of the Company is to develop efficient products and services and to bring them to market at a cost that will allow its customers to save money while they become energy self-sufficient.

Of the possible new facilities, all of the potential plants are in areas that are remote from traditional sources of utility-supplied power and are being served by the grid only. There are large, stable and well funded users expressing written interest in long term purchase agreements. While there will always be the grid as an alternative, the Company will require long term purchase agreements to be in place before they invest in the technology, thus diminishing the competition.

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

Dependence on One or a Few Major Customers

Virtually every North American and European building owner is seeking the types of products and services First National is developing.  First National is not dependant on either one or a few major consumers.

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

The new plants will be built under license from the patent holders, thus abrogating First National Power’s need to protect any patents on the chosen technology.

Governmental Controls and Approvals

The environmentally friendly energy generation sector does not come under any special government controls or approval processes.  However, this being a relatively new and growing sector, it is possible that governments could impose new controls or approval processes in the future.

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

Research and Development Activities and Costs

First National has opened discussions with various parties that it hopes will lead to the development of new products or new applications of existing products, but has not undertaken any research and development to date.  It has plans to initiate research or development sometime in 2008. The Company is negotiating contractual relationships with two large institutions in North America, who will work with First National to develop, patent and market innovative energy-generating tools.

Compliance With Environmental Laws

The only environmental laws that pertain to the Company’s operations concern restrictions on windmills in some locations, as well as restrictions on the type of structures that can be mounted on top of commercial buildings.  Compliance with these rules is not expected to be a major obstacle for the Company.

The new facilities will be granted provincial / state and federal environmental certificates before First National accepts ownership of the plants.

Facilities

First National does not own or rent facilities of any kind.  At present, the Company is operating from its official address that is located within the offices of the Company's CFO.  The Company intends to continue to operate from this location for as long as possible, and until it has sufficient revenues from sales to support a facility. First National anticipates that if any of the current projects come to production, that they will need to invest in plants that will be operated under a contractual arrangement with qualified contractors, and they will need physical offices to control the administration and engineering oversights.

Employees

First National does not expect to hire employees in the foreseeable future.  If the Company requires employees, it expects that they will be hired under a contract with an arms-length third party operator. The Company is presently a “Virtual Management” model corporation.  First National has no employees and management works under consulting contracts optimizing cash flow, as well as other efficiencies, such as facilities.  The current Board of Directors is made up of one individual who also acts as the officer of the Company.  .

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

Item 2.

Description of Property.

First National does not own any real property.

The Company does not have any investments or interests in any real estate. First National does not invest in real estate mortgages, nor does it invest in Securities of, or interests in, persons primarily engaged in real estate activities.

Item 3.

Legal Proceedings

First National is not a party to any pending legal proceedings.

Item 4.  Submission of Matters to a Vote of Security Holders.

No matter was submitted during the fourth quarter of the fiscal year ended December 31, 2007, to a vote of security holders, through the solicitation of proxies or otherwise.

PART II

Item 5.  Market for Common Equity and Related Stockholder Matters.

Market Information

The Company’s stock trades on the Over-the Counter Bulletin Board (OTCBB) under the symbol FNPR.  During 2006 and 2007, the high and low trading price for each quarter was as follows:

Year ended December 31, 2007	High	Low
1st quarter, ended March 31, 2007	$ 0.060	$ 0.040
2nd quarter, ended June 30, 2007	$ 0.060	$ 0.040
3rd quarter, ended September 30, 2007	$ 0.060	$ 0.040
4th quarter, ended December 31, 2007	$ 0.050	$ 0.020

Year ended December 31, 2006
1st quarter, ended March 31, 2006	$ 0.189	$ 0.085
2nd quarter, ended June 30, 2006	$ 0.178	$ 0.100
3rd quarter, ended September 30, 2006	$ 0.135	$ 0.035
4th quarter, ended December 31, 2006	$ 0.098	$ 0.040

In 2005, the Board of Directors for the Company created and approved an Employee Stock Incentive Plan (2005 ESIP). The 2005 ESIP was for 3 million shares and is disbursed by the Board as compensation for services by officers, contractors and consultants.

The Company no longer issues stock under the 2005 ESIP.

In 2004, the Company sold shares under a subscription agreement. In 2007, the 146,000 shares sold under that subscription agreement were issued to the purchasers.

Holders.

As of December 31, 2007, the Company had forty two (42) shareholders of record of its common stock.

Dividends.

As of December 31, 2007, registrant has not paid any dividends to its shareholders. There are no restrictions which would limit the ability of First National to pay dividends on common equity or that are likely to do so in the future. First National does not intend to pay dividends to its shareholders in the foreseeable future.

Recent Sales of Unregistered Securities

The Company has not sold securities during the fiscal year ended December 31, 2006, without registering the securities under the Securities Act of 1933.

Item 6.

Management’s Discussion and Analysis or Plan of Operation.

First National Power Corporation is a developmental stage that spent considerable time working with a US-based inventor to bring the Propless WindPower project forward, but as the project was not progressing as quickly as either party intended, the parties have ceased cooperative efforts.

The Company has design work under way for the development of the Green Oasis, a stand alone power generating, multiple mode communication and other remote service capabilities. The Company is seeking customers who will to take such mobile multiple use machines into remote areas of the world and will encourage the Company to complete the design.  With limited research funds, the Company has elected to focus on projects that have a higher potential for success in producing shorter-term revenues.

The Company spent several months working with the Town of Millinocket to design, build and operate a bio-mass facility on their new industrial site. The Company spent several months getting certificates, assurances, contracts and letters of intent in place, only to find the power generating lines were unable to carry the meager load being planned. That project is currently on standby, as the transmission lines are scheduled for upgrades in the next couple of years.

Finally, the Company is in discussions with other partners in areas where power can be easily sold to ready users. The design package that was created for Millinocket can be used in other locations.

Green Energy Power Generation, Green Oasis ™ and “Project Biomass”

The Green Energy Power Generation (GEPG) business unit is designed to implement cutting edge technology not formerly utilized in the electrical power generation industry. The goal is to build a Power company with proprietary generating stations located on customers' buildings. The continuing failure of international power grids underlines the need for the technology that is currently being developed by First National. The Company’s plan calls for individualized power generation units to support small industry and high-rise commercial and residential complexes.

The Green Oasis™ is a project to provide services using direct and stored Green energy, water purification capabilities, internet and telephony by mobile units designed to go anywhere on a temporary or permanent basis, to support or become the principal source of survival in times of disaster. Each unit will be pre-designed on an individualized basis in a modular format to custom fit the environment in which it will be deployed and to allow for maximum utilization.  Each unit will also carry pre-charged portable satellite battery modules that will allow individuals to transport power to specific areas on an “as needed” basis to support temporary usage in emergencies.

The “Green Oasis” is the company’s development stage project. The initial configuration of the base model has been decided, and consultants are working to bring together the components to determine the power draw, hence the required power generation requirements. Once that base model is actually designed and a prototype produced, the Company has identified the first customer for the unit.

The “Biomass” project will use under-license, existing technologies from one or more available suppliers. The Company has gathered letters of interest from buyers of wholesale power, letters of support from communities willing to license and support such a project, gathered letters of intent from interested suppliers of raw material and been in discussions with potential operators of the facilities. There are 4 separate, distinct and unrelated projects, all to use such Biomass technology on which the Company has been actively moving forward.

Organizational Structure

The Company has no employees and Management works under consulting contracts optimizing cash flow and infrastructure efficiencies. The current Board is made up of one individual who also acts as the Officer of the company. Professionals in their individual fields supply all other services on an “as needed” basis.

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

In the current year, the company is anticipating moving gradually from the development stage to one of an operating company. To accomplish the transformation, the company will be required to raise funds.  If the company does solidify a plan that will require funding, they will be seeking either partners that will provide the funding, or they will be offering equity or debt financing, dependant upon the completion of the Company’s business plan. Other expenses administrative in nature will be paid by related and unrelated parties through loans or other means, including the sale of common or preferred stock.

The Company had no off balance sheet transactions during 2007, and expects that as part of the financing options for the projects currently contemplated, that there may well be a need to finance using such alternative financing options in 2008.

Item 7.

Financial Statements

First National Power Corporation

(A Development Stage Company)

Financial Statements

Together with Report of Independent Registered Public Accounting Firm

December 31, 2007 and 2006

Amounts expressed in US Dollars

Schwartz Levitsky Feldman llp
CHARTERED ACCOUNTANTS
LICENSED PUBLIC ACCOUNTANTS
TORONTO • MONTREAL

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
First National Power Corporation
(A Development Stage Company)

We have audited the accompanying balance sheets of First National Power Corporation (incorporated in Delaware) as at December 31, 2007 and 2006 and the related statements of operations, cash flows and stockholders' deficiency for the years ended December 31, 2007, 2006, 2005 and 2004. These financial statements are the responsibility of the Company's management. We did not audit the financial statements of the Company from the date of inception to December 31, 2003, which statements reflect cumulative total assets of $Nil as of December 31, 2003 and cumulative expenses of $158,215 for the period from inception to December 31, 2003. Those statements were audited by another auditor whose report has been furnished to us, and our opinion, insofar as it relates to the cumulative financial information from inception to December 31, 2003, is based solely on the report of the other auditor.

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

In our opinion, based on our audits and the report of the other auditor, the financial statements referred to above present fairly, in all material respects, the financial position of First National Power Corporation as at December 31, 2007 and 2006 and the results of its operations and its cash flows for the years ended December 31, 2007 and 2006 and for the period from inception to December 31, 2007 in accordance with generally accepted accounting principles in the United States of America.

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
March 8, 2008

Chartered Accountants
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

David E. Coffey, C. P. A.
Las Vegas, Nevada
April 13, 2004

FIRST NATIONAL POWER CORPORATION
(A Development Stage Company)
Balance Sheets
As of December 31, 2007 and December 31, 2006
(Amounts expressed in US Dollars)

	2007	2006

	$	$
ASSETS
CURRENT ASSETS
Cash	158,313	203,272
	158,313	203,272

LIABILITIES
CURRENT LIABILITIES
Accounts payable and accrued liabilities (note 4)	8,875	23,074
Loans from shareholders (note 5)	258,313	258,313
	267,188	281,387

Going Concern – note 2
STOCKHOLDERS’ DEFICIENCY

CAPITAL STOCK (note 6)	76,424	76,278
CAPITAL STOCK SUBSCRIBED	-	146
ADDITIONAL PAID-IN-CAPITAL	320,937	320,937
DEFICIT, ACCUMULATED DURING THE DEVELOPMENT STAGE	(506,236)	(475,476)
	(108,875)	(78,115)

	158,313	203,272

APPROVED ON BEHALF OF THE BOARD

	Director

The Notes form an integral part of the consolidated financial statements

FIRST NATIONAL POWER CORPORATION
(A Development Stage Company)
Statements of Operations
For the years ended December 31, 2007 and December 31, 2006 and for the cumulative period since inception
(Amounts expressed in US Dollars)

	Cumulative
	Since
	Inception	2007	2006
	$	$	$
OPERATING EXPENSES

Interest Income	(4,900)	(4,900)	-

Forgiveness of accounts payable and loans	(47,394)
General and administrative expenses	327,484	9,842	32,732
(Gain) Loss on Foreign Exchange	289	338	(49)
Project development costs (note 8)	227,531	25,480	-
Interest Expense	3,226	-	279
	506,236	30,760	32,962

NET LOSS	(506,236)	(30,760)	(32,962)

Net loss per share, basic and diluted		$ (0.00)	$ (0.00)

Weighted average common shares outstanding		76,290,360	76,276,760

The Notes form an integral part of the consolidated financial statements

FIRST NATIONAL POWER CORPORATION
(A Development Stage Company)
Statements of Cash Flows
For the years ended December 31, 2007 and December 31, 2006 and for the cumulative period since inception
(Amounts expressed in US Dollars)

	Cumulative
	Since
	Inception	2007	2006
	$	$	$
CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	(506,236)	(30,760)	(32,962)
Adjustments for items not affecting cash
Shares issued for services rendered	299,890
Forgiveness of accounts payable and loans	(47,394)
Increase (decrease) in accounts payable
and accrued liabilities	12,874	(14,199)	(1,534)

Net cash used in operating activities	(240,886)	(44,959)	(34,496)

CASH FLOWS FROM FINANCING ACTIVITIES

Loans from Shareholders	301,708	-	237,733
Proceeds from sale of capital stock	26,954
Proceeds from capital stock subscriptions	70,517

Net cash provided by financing activities	399,179	-	237,733

NET INCREASE (DECREASE) IN CASH	158,313	(44,959)	203,237
Cash, beginning of period	-	203,272	35
CASH, END OF PERIOD	158,313	158,313	203,272

INCOME TAXES PAID	-	-	-
INTEREST PAID	3,226	-	279

The Notes form an integral part of the consolidated financial statements

FIRST NATIONAL POWER CORPORATION
(A Development Stage Company)
Statements of Changes in Stockholders’ Deficiency
From Inception until December 31, 2007
(Amounts expressed in US Dollars)

					Deficit
		Common		Additional	accumulated
	Common	Stock	Common	Paid-In	during the
	Stock	Number of	Stock	Capital	development
	Amount	Shares	Subscribed	(Discount)	stage

	$		$	$	$

Balance at November 16, 2000
Issuance of common stock for cash	100	100,000		900
Net Loss for the Period					(968)

Balance as of December 31, 2000	100	100,000	-	900	(968)

Issuance of stock for cash	400	400,000		3,600
Issuance of stock for cash	700	700,000		6,300
Issuance of stock for cash	850	850,000		7,650
Currency Translation				100
Net Loss for the Year					(23,954)

Balance as of December 31, 2001	2,050	2,050,000	-	18,550	(24,922)

Expiration of rescission offer for
sale of stock	64	63,536		6,290
Net Loss for the Year					(26,047)

Balance as of December 31, 2002	2,114	2,113,536	-	24,840	(50,969)

Stock split 5:1	8,454	8,454,144		(8,454)
Shares issued for services rendered	200	200,000		79,800
Net Loss for the Year					(107,245)

Balance as of December 31, 2003	10,768	10,767,680	-	96,186	(158,214)

Stock split 7:1	64,606	64,606,080		(64,606)
Shares issued for services rendered	30	30,000		15,870
Shares subscribed			146	70,371
Shares issued for services rendered	44	43,000		9,956
Net Loss for the Year					(75,414)

Balance as of December 31, 2004	75,448	75,446,760	146	127,777	(233,628)

Shares issued for services rendered	830	830,000		193,160
Net Loss for the Year					(208,886)

Balance as of December 31, 2005	76,278	76,276,760	146	320,937	(442,514)

Net Loss for the Year					(32,962)

Balance as of December 31, 2006	76,278	76,276,760	146	320,937	(475,476)

Net Loss for the Year					(30,760)
Issue shares bought by subscription	146	146,000	(146)

Balance as of December 31, 2007	76,424	76,422,760	-	320,937	(506,236)

The Notes form an integral part of the consolidated financial statements

First National Power Corporation

(A Development Stage Company)

Notes to the Financial Statements

December 31, 2007 and 2006

Amounts expressed in US Dollars

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

The Company’s financial statements are prepared using accounting principles generally accepted in the United States of America and applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business.  However, the Company has not generated any revenues from its planned principal operations through December 31, 2007.  These conditions raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from this uncertainty.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a)

Use of Estimates

These financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America. Because a precise determination of assets and liabilities, and correspondingly revenues and expenses, depend on future events, the preparation of financial statements for any period necessarily involves the use of estimates and assumptions. Actual amounts may differ from these estimates. These financial statements have, in management’s opinion, been properly prepared within reasonable limits of materiality and within the framework of the accounting policies summarized below. Significant estimates include the recording of accruals and the determination of the valuation of allowances for deferred tax assets.

b)

Financial Instruments

The carrying amount of the Company’s accounts payable and accrued liabilities approximates their fair value, because of the short maturity of these instruments.

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

December 31, 2007 and 2006

Amounts expressed in US Dollars

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

d)

Earnings or Loss Per Share

The Corporation has adopted FSA No. 128, “Earnings per Share”, which requires disclosure on the financial statements of “basic” and “diluted” earnings (loss) per share.  Basic earnings (loss) per share are computed by dividing net income (loss) by the weighted average numbers of common shares outstanding for the year.  Diluted earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding plus common stock equivalents (if dilutive) related to stock options and warrants for each year.

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

f)

Recent Pronouncements

In February 2006, FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments”. SFAS No. 155 amends SFAS No 133, “Accounting for Derivative Instruments and Hedging Activities”, and SFAF No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”. SFAS No. 155, permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS No. 133, establishes a requirement to evaluate interest in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives, and amends SFAS No. 140 to eliminate the prohibition on the qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. This statement is effective for all financial instruments acquired or issued after the beginning of the Company’s first fiscal year that begins after September 15, 2006.

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

December 31, 2007 and 2006

Amounts expressed in US Dollars

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

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115,”  SFAS 159 allows entities to voluntarily choose, at specified election dates, to measure many financial assets and financial liabilities (as well as certain nonfinancial instruments that are similar to financial instruments) at fair value. The election is made on an instrument-by-instrument basis and is irrevocable. If the fair value option is elected for an instrument, the Statement specifies that all subsequent changes in fair value for that instrument shall be reported in earnings.

In December 2007, the FASB issued SFAS No. 141 (revised), “Business Combinations”.  SFAS 141(R) changes the accounting for business combinations including the measurement of acquirer shares issued in consideration for a business combination, the recognition of contingent consideration, the accounting for preacquisition gain and loss contingencies, the recognition of capitalized in-process research and development, the accounting for acquisition-related restructuring cost accruals, the treatment of acquisition related transaction costs and the recognition of changes in the acquirer’s income tax valuation allowance. SFAS 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008, except for certain tax adjustments for prior business combinations.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51”. SFAS 160 changes the accounting for noncontrolling (minority) interests in consolidated financial statements including the requirements to classify noncontrolling interests as a component of consolidated stockholders’ equity, and the elimination of “minority interest” accounting in results of operations with earnings attributable to noncontrolling interests reported as part of consolidated earnings. Additionally, SFAS 160 revises the accounting for both increases and decreases in a parent’s controlling ownership interest. SFAS 160 is effective for fiscal years beginning after December 15, 2008, with early adoption prohibited.

The Company believes that the above standards would not have a material impact on its financial position, results of operations or cash flows.

First National Power Corporation

(A Development Stage Company)

Notes to the Financial Statements

December 31, 2007 and 2006

Amounts expressed in US Dollars

ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities are comprised of the following

	2007	2006
Trade Payables	$654	$8,074
Accrued Professional Fees	$ 8,221	$15,000
	$ 8,875	$

Included in Trade Payables is an amount owing to an officer / director of $0 ($1,618 in 2006)

LOANS FROM SHAREHOLDERS

The loans are unsecured, non-interest bearing and have no specific terms of repayment. The fair value of the loans has been estimated by discounting future cash flows using an estimated rate of return of 5% per annum. The fair value amounts to $246,000. In accounts payable the company has recorded an amount owing to the officer / director of the company in the amount of $0 ($1,618 in 2006).

CAPITAL STOCK

a)

Authorized

100,000,000 Common shares with a par value of $0.001 per share

b)

Issued

76,422,760 Common shares (76,276,760 in 2006)

c)

Changes to Issued Share Capital

During the year ended December 31, 2007, the Company issued 146,000 shares pursuant to the stock subscription agreements, No shares were issued in 2006.

d)

Stock Subscription Agreements

In 2004, the Company has executed subscription agreements to sell 136,000 shares of its common stock at a price or $0.50 per share, and 10,000 shares at $0.25 per share for a total of $70,517. Those shares were issued in November 2007.

First National Power Corporation

(A Development Stage Company)

Notes to the Financial Statements

December 31, 2007 and 2006

Amounts expressed in US Dollars

INCOME TAXES

a)

Deferred Income Taxes

The tax effect of significant temporary differences that gave rise to the benefit is as follows:

	2007	2006
Operating Losses Available to offset future taxes	$164,510	$154,513
Valuation Allowance	($164,510)	($154,513)
Net Deferred Assets	$ 0	$

The Company has determined that realization of a deferred tax asset is not likely and therefore a valuation allowance has been recorded against this deferred income tax asset.

b)

Current Income Taxes

Current income taxes consist of

	2007	2006

Amounts calculated at statutory rates	$ (9,997)	$ (10,696)

Permanent differences	0	16
	(9,997)	(10,680)
Change in valuation allowances	9,997	10,696

	$ 0	$ 0

First National Power Corporation

(A Development Stage Company)

Notes to the Financial Statements

December 31, 2007 and 2006

Amounts expressed in US Dollars

c)

Income tax losses carried forward

The company has non-capital losses for tax purposes which can be applied against future taxable income. These losses expire as follows:

2027	$ 30,760
2026	32,912
2025	208,887
2024	233,627
Total	$ 506,186

PROJECT DEVELOPMENT COSTS

In accordance with generally accepted accounting principles, fees and expenses incurred while developing a project cannot be capitalized until there is a reasonable expectation of a revenue stream. As the Company is still in the very early stages of power generation projects, it was determined that costs incurred to date had to be expensed.

SEGMENTED INFORMATION

The Company operates in only one business segment, namely the development of alternative energy sources. All of the Company’s assets are located in the United States of America.

Item 8.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosures.

On August 3, 2004, the Company retained the services of Schwartz Levitsky Feldman, LLP, Chartered Accountants, to act as the auditor for the Company. There are no disagreements between the Company and the auditor.

Item 8A.  Disclosure Controls and Procedures

As of December 31, 2007, the Company carried out an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined by Rule 13a-14(c) under the Securities Exchange Act of 1934) under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer. Based on and as of the date of such evaluation, the aforementioned officers have concluded that the Company’s disclosure controls and procedures were effective.

The Company also maintains a system of internal accounting controls that is designed to provide assurance that assets are safeguarded and that transactions are executed in accordance with management’s authorization and properly recorded. This system is continually reviewed and is augmented by written policies and procedures, the careful selection and training of qualified personnel and an internal audit program to monitor its effectiveness. During the fiscal year ended December 31, 2007, there were no significant changes to this system of internal controls or in other factors that could significantly affect those controls.

Item 8B.  Other Information

No events required to be reported on Form 8K occurred during the fourth quarter of the fiscal year ended December 31, 2007.

PART III

Item 9.  Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

Peter Wanner, Director, Treasurer, Chief Financial Officer.  Mr. Wanner, age 54, has 14 years experience as a business consultant to start-up companies, as well as companies in refinancing and turnaround. He also has 15 years of experience in financing accounting, including 2 years in public accounting as well as international experience working in Mexico, United Kingdom and United States. Mr. Wanner has served as a director since May 4, 2004.  The term of office for any director is for a period of one year, or until the next annual meeting (or special meeting in lieu of an annual) of the shareholders.

Significant Employees.  Other than its executive officer and director, the Company has no other employees.

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

Compliance with Section 16(a) of the Exchange Act.

As of the date of filing this report, the Company is not aware of any person who, at any time during the year ended December 31, 2007, was a director, officer, beneficial owner of more than ten percent of any class of equity securities of the registrant that failed to file on a timely basis reports required by Section 16(a) during the most recent fiscal year or prior years.

Code of Ethics

As of the date of filing this report, the Company has not adopted a Code of Ethics.

.

Item 10.  Executive Compensation.

First National's Executive officers do not currently receive and are not accruing any compensation.

Item 11.  Security Ownership of Certain Beneficial Owners and Management.

The following is a table detailing the current shareholders of our stock as of December 31, 2007, who own 5% or more of the common stock, and shares owned by our Directors and Officers:

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class
Common	Peter Wanner	165,000	0.002%
Common	Directors and officers as a group	165,000	0.002%

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

2006:

$9,391

2007:

$9,271

2.

Audit-Related Fees:

Aggregate fees billed in each of the last two (2) fiscal years for assurance and related services by the principal accountant that are reasonably related to the performance of the audit or review of the financial statements and are not reported previously.

2006:

$0

2007:

$0

3.

Tax Fees:

Aggregate fees billed in each of the last two (2) fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning.

2006:

$0

2007:

$0

4.

All Other Fees:

Aggregate fees billed in each of the last two (2) fiscal years for products and services provided by the principal accountant, other than the services previously reported.

2006:

$0

2007:

$0

5.

Audit Committee Pre-Approval Procedures.  The Board of Directors has not, to date, appointed an Audit Committee.

Signatures

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST NATIONAL POWER CORPORATION

/s/ Peter Wanner

Peter Wanner, CFO

Dated: March 24, 2008

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Peter Wanner

Peter Wanner, CFO, Treasurer, Director

Dated: March 24, 2008