Form 10-Q
period 2008-03-31
First National Power Corp.
filed 2008-05-15
CIK 1142129

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(f) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED March 31, 2008

Commission file number 333-62588

First National Power Corporation

#219, 227 Bellevue Way NE

Bellevue, WA 98004

416-918-6987

IRS TAX ID # 76-0819545

State of Incorporation: Delaware

Indicate by check mark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]   No  [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer

[  ]

Accelerated filer                    [  ]

Non-accelerated filer

[  ] (Do not check if a smaller reporting company)

Smaller reporting company  [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    [ ] Yes  [ X] No

As of March 31, 2007, there were 76,422,760 shares issued and outstanding of the issuer’s common stock.

PART I: FINANCIAL INFORMATION

Item 1. Financial Statements:

First National Power Corporation

(A Development Stage Company)

Interim Financial Statements (unaudited)

For the 3-Month Period Ended March 31, 2008

Amounts expressed in US Dollars

The Condensed Notes form an integral part of the consolidated unaudited interim financial statements

Index

Interim Balance Sheets as at March 31, 2008 (unaudited) and December 31, 2007 (audited)	3
Interim Statements of Operations for the 3-month periods ended March 31, 2008 and March 31, 2007 (unaudited)	4
Interim Statements of Cash Flows for the 3-month periods ended March 31, 2008 and March 31, 2007 (unaudited)	5
Interim Statements of Changes in Stockholders’ Deficiency for the 3-month period ended March 31, 2008 (unaudited) and the year ended December 31, 2007	6 - 7
Condensed Notes to Interim Financial Statements (Unaudited)	8

The Condensed Notes form an integral part of the consolidated unaudited interim financial statements

FIRST NATIONAL POWER CORPORATION
(A Development Stage Company)
Interim Balance Sheets
As of March 31,2008 and December 31, 2007
(Amounts expressed in US Dollars)
(Unaudited)

	March 31, 2008	Dec 31, 2007

	$	$
ASSETS
CURRENT ASSETS

Cash	140,147	158,313
	140,147	158,313

LIABILITIES
CURRENT LIABILITIES
Accounts payable and accrued liabilities	11,505	8,875
Loans from shareholders	258,313	258,313
	269,818	267,188

STOCKHOLDERS’ DEFICIENCY

CAPITAL STOCK	76,424	76,424
ADDITIONAL PAID-IN-CAPITAL	320,937	320,937
DEFICIT, ACCUMULATED DURING THE DEVELOPMENT STAGE	(527,032)	(506,236)
	(129,671)	(108,875)

	140,147	158,313

The Condensed Notes form an integral part of the consolidated unaudited interim financial statements

FIRST NATIONAL POWER CORPORATION
(A Development Stage Company)
Interim Statements of Operations
For the 3 month periods ended March 31, 2008 and March 31, 2007
(Amounts expressed in US Dollars)
(Unaudited)

		Three months	Three months
	Cumulative	ended	ended
	Since	31-Mar	31-Mar
	Inception	2008	2007
	$	$	$
OPERATING EXPENSES
Interest Income	(5,657)	(757)	0

Forgiveness of accounts payable and loans	(47,394)	-	-
General and administrative expenses	333,711	6,227	1,296
(Gain) Loss on Foreign Exchange	289
Project development costs	242,857	15,326	-
Interest	3,226	0	34
	527,032	20,796	1,330

NET LOSS	527,032	(20,796)	(1,330)

Net loss per share, basic and diluted		$ (0.00)	$ (0.00)

Weighted average common shares outstanding		76,422,760	76,276,760

The Condensed Notes form an integral part of the consolidated unaudited interim financial statements

FIRST NATIONAL POWER CORPORATION
(A Development Stage Company)
Interim Statements of Cash Flows
For the 3 month periods ended March 31, 2008 and March 31, 2007
(Amounts expressed in US Dollars)
(Unaudited)

	Cumulative	Three months	Three months
	Since	ended	ended
	Inception	March 31, 2008	March 31, 2007
	$	$	$
CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	(527,032)	(20,796)	(1,330)
Adjustments for items not affecting cash
Shares issued for services rendered	299,890		-
Forgiveness of accounts payable and loans	(47,394)
Increase (decrease) in accounts payable
and accrued liabilities	15,504	2,630	(561)

Net cash used in operating activities	(259,032)	(18,166)	(1,891)

CASH FLOWS FROM FINANCING ACTIVITIES

Loans from Shareholders	301,708	-	-
Proceeds from capital stock subscriptions	97,471	-	-
Net cash provided by financing activities	399,179	-	-

NET INCREASE (DECREASE) IN CASH	140,147	(18,166)	(1,891)

Cash, beginning of period	-	158,313	203,272

CASH, END OF PERIOD	140,147	140,147	201,381

INCOME TAXES PAID	-	-	-

INTEREST PAID	3,226	-	34

The Condensed Notes form an integral part of the consolidated unaudited interim financial statements

FIRST NATIONAL POWER CORPORATION
(A Development Stage Company)
Interim Statements of Changes in Stockholders’ Deficiency
For the period from inception to March 31, 2008
(Amounts expressed in US Dollars)
(Unaudited)

					Deficit
		Common		Additional	accumulated
	Common	Stock	Common	Paid-In	during the
	Stock	Number of	Stock	Capital	development
	Amount	Shares	Subscribed	(Discount)	stage
	$		$	$	$
Balance at November 16, 2000
Issuance of common stock for cash	100	100,000		900
Net Loss for the Period					(968)

Balance as of December 31, 2000	100	100,000	-	900	(968)

Issuance of stock for cash	400	400,000		3,600
Issuance of stock for cash	700	700,000		6,300
Issuance of stock for cash	850	850,000		7,650
Currency Translation				100
Net Loss for the Year					(23,954)

Balance as of December 31, 2001	2,050	2,050,000	-	18,550	(24,922)

Expiration of rescission offer for sale of stock	64	63,536		6,290
Net Loss for the Year					(26,047)

Balance as of December 31, 2002	2,114	2,113,536	-	24,840	(50,969)

The Condensed Notes form an integral part of the consolidated unaudited interim financial statements

Stock split 5:1	8,454	8,454,144		(8,454)
Shares issued for services rendered	200	200,000		79,800
Net Loss for the Year					(107,245)

Balance as of December 31, 2003	10,768	10,767,680	-	96,186	(158,214)

Stock split 7:1	64,606	64,606,080		(64,606)
Shares issued for services rendered	30	30,000		15,870
Shares subscribed			146	70,371
Shares issued for services rendered	44	43,000		9,956
Net Loss for the Year					(75,414)

Balance as of December 31, 2004	75,448	75,446,760	146	127,777	(233,628)

Shares issued for services rendered	830	830,000		193,160
Net Loss for the Year					(208,886)

Balance as of December 31, 2005	76,278	76,276,760	146	320,937	(442,514)

Net Loss for the year					(32,962)

Balance as of December 31, 2006	76,278	76,276,760	146	320,937	(475,476)

Issued shares bought by subscription	146	146,000	(146)
Net Loss for the year					(30,760)

Balance as of December 31, 2007	76,424	76,422,760	-	320,937	(506,236)

Net Loss for the period					(20,796)

Balance as at March 31, 2008	76,424	76,422,760	-	320,937	(527,032)

The Condensed Notes form an integral part of the consolidated unaudited interim financial statements

NOTES TO INTERIM FINANCIAL STATEMENTS

The accompanying unaudited interim financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (consisting of all recurring accruals considered necessary for fair presentation) have been included.  Operating results for the interim periods are not necessarily indicative of the results that may be expected for the year ended December 31, 2008. Interim financial statements should be read in conjunction with the Company’s annual audited financial statements.

1.

Organization and Basis of Presentation

Description of the Business

The Company was incorporated on November 16, 2000 under the laws of the State of Delaware.  The business purpose of the Company is to acquire and deploy green energy generation solutions that are new to the market.

Going Concern

The Company’s financial statements are prepared using accounting principles generally accepted in the United States of America and applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business.  However, the Company has not generated any revenues from its planned principal operations through March 31, 2008.  Without realization of additional capital, it would be unlikely for the Company to continue as a going concern.

Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operation

The Company has completed a feasibility study and business model for the building of a biomass power generation facility to be located in Millinocket Maine. However, just as the feasibility project was being completed, the balance of the capacity for the transmission lines was dedicated to a wind power project in the vicinity. The business model is complete but the project is officially in abeyance until such time as the transmission lines are upgraded, and that is now in the 5-year plans for the power authority’s capital expenditures. Once the transmission lines are upgraded, the Company will revisit the business model for further consideration.

The Company has been introduced to a group of entities that are in the Greater Toronto Area who are seeking ways of turning both biomass and waste materials to power. The Company has completed 2 business models complete with feasibility studies and both projects are in the process of funding.

Finally, the Company continues to enjoy their relationship with the Durham Strategic Energy Alliance. While no projects are under active consideration, the Company believes the symbiotic relationship important to their long term plans for the Toronto area.

The Company continues to believe that the funds that were derived through a loan facility with York Truck is sufficient to complete the due diligence process and initial contracting for at least 1 of these projects.

Item 4. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures. Under the supervision and with the participation of our senior management, consisting of Peter Wanner, our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this report (the “Evaluation Date”). Based on this evaluation, our chief executive officer and chief financial officer concluded as of the Evaluation Date that our disclosure controls and procedures were effective such that the information relating to us, including our consolidated subsidiary, required to be disclosed in our Securities and Exchange Commission (“SEC”) reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

(b) Changes in Internal Control over Financial Reporting. There were no changes in our internal control over financial reporting that occurred during the period covered by this report that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

(c)

Inherent in small business is the pervasive problem of segregation of duties. Given that the Company only employs one executive officer, who is also a director, segregation of duties is not possible at this stage in the corporate lifecycle.

PART II – OTHER INFORMATION

Item 6. Exhibits

Exhibits:

Exhibit No.	Document	Location
3.1	Articles of Incorporation	Previously Filed
3.2	Bylaws	Previously Filed
31	Rule 13a-41(a)/15d-14(a) Certificates	Included
32	Section 1350 Certifications	Included

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST NATIONAL POWER CORPORATION

DATE: May 14, 2008

/s/ Peter Wanner

Peter Wanner

Chief Financial Officer