Form 10-Q
period 2008-06-30
First National Power Corp.
filed 2008-08-12
CIK 1142129

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED June 30, 2008

Commission file number 333-62588

First National Power Corporation

#219, 227 Bellevue Way NE

Bellevue, WA 98004

416-918-6987

IRS TAX ID # 76-0819545

State of Incorporation: Delaware

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]   No  [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer

[  ]

Accelerated filer                    [  ]

Non-accelerated filer

[  ] (Do not check if a smaller reporting company)

Smaller reporting company  [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    [x] Yes  [  ] No

As of June 30, 2008, there were 76,422,760 shares issued and outstanding of the issuer’s common stock.

PART I: FINANCIAL INFORMATION

Item 1. Financial Statements:

First National Power Corporation

(A Development Stage Company)

Financial Statements (unaudited)

For the 6 Month period ended June 30, 2008

Amounts expressed in US Dollars

Index

Interim Balance Sheets as at June 30, 2008 (unaudited) and December 31, 2007 (audited)	3
Interim Statements of Operations for the 6 month periods ended June 30, 2008 and June 30, 2007	4
Interim Statements of Operations for the 3 month periods ended June 30, 2008 and June 30, 2007 (unaudited)	5
Interim Statements of Cash Flows for the 6 month periods ended June 30, 2008 and June 30, 2007 and for the cumulative period since inception (unaudited)	6
Interim Statements of Changes in Stockholders’ Deficiency for the period since inception (unaudited)	7 - 8
Condensed Notes to Interim Financial Statements (unaudited)	9

FIRST NATIONAL POWER CORPORATION
(A Development Stage Company)
Interim Balance Sheets
As of June 30, 2008 and December 31, 2007
(Amounts expressed in US Dollars)
(Unaudited)
	June 30	December 31
	2008	2007

	$	$
ASSETS
CURRENT ASSETS
Cash	102,820	158,313
Project deposit fees	10,000
	112,820	158,313

LIABILITIES
CURRENT LIABILITIES
Accounts payable and accrued liabilities	8,130	8,875
Loans from shareholders	258,313	258,313
	266,443	267,188

STOCKHOLDERS’ DEFICIENCY

CAPITAL STOCK	76,424	76,424
CAPITAL STOCK SUBSCRIBED	-	-
ADDITIONAL PAID-IN-CAPITAL	320,937	320,937
DEFICIT, ACCUMULATED DURING THE DEVELOPMENT STAGE	(550,984)	(506,236)
	(153,623)	(108,875)

	112,820	158,313

APPROVED ON BEHALF OF THE BOARD

	Director

The Notes form an integral part of the interim financial statements

FIRST NATIONAL POWER CORPORATION
(A Development Stage Company)
Statements of Operations
For the 6 month periods ended June 30, 2008 and June 30, 2007
(Amounts expressed in US Dollars)
(unaudited)

		Six months	Six months
	Cumulative	ended	ended
	Since	June 30	June 30
	Inception	2008	2007
	$	$	$
OPERATING EXPENSES

Interest Income	(6,171)	(1,271)	-

Forgiveness of accounts payable and loans	(47,394)
General and administrative expenses	343,177	15,693	7,441
(Gain) Loss on Foreign Exchange	289		-
Project development costs	257,857	30,326	-
Interest Expense	3,226	-	318
	550,984	44,748	7,759

NET LOSS	(550,984)	(44,748)	(7,759)

Net loss per share, basic and diluted		$ (0.00)	$ (0.00)

Weighted average common shares outstanding		76,422,760	76,277,260

The Notes form an integral part of the interim financial statements

FIRST NATIONAL POWER CORPORATION
(A Development Stage Company)
Interim Statements of Operations
For the three month periods ended June 30, 2008 and June 30, 2007
(Amounts expressed in US Dollars)
(Unaudited)

	Three Months	Three Months
	ended	ended
	June 30, 2008	June 30, 2007
	$	$
OPERATING EXPENSES

Interest Income	(514)

General and administrative expenses	9,487	6,145
Project development costs (note 8)	15,000
Interest		284
	23,973	6,429

NET LOSS	(23,973)	(6,429)

Net loss per share, basic and diluted	$ (0.00)	$ (0.00)

Common shares outstanding	76,422,760	76,277,260

The Notes form an integral part of the interim financial statements

FIRST NATIONAL POWER CORPORATION
(A Development Stage Company)
Interim Statements of Cash Flows
For the 6 month periods ended June 30, 2008 and June 30, 2007
(Amounts expressed in US Dollars)

	Cumulative
	Since
	Inception	2008	2007
	$	$	$
CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	(550,984)	(44,748)	(7,759)
Adjustments for items not affecting cash
Shares issued for services rendered	299,890
Forgiveness of accounts payable and loans	(47,394)
Increase in Project Deposits	(10,000)	(10,000)
Increase (decrease) in accounts payable
and accrued liabilities	12,129	(745)	(9,686)

Net cash used in operating activities	(296,359)	(55,493)	(17,445)

CASH FLOWS FROM FINANCING ACTIVITIES

Loans from Shareholders	301,708	-
Proceeds from sale of capital stock	97,471

Net cash provided by financing activities	399,179	-	-

NET INCREASE (DECREASE) IN CASH	102,820	(55,493)	(17,445)

Cash, beginning of period	-	158,313	203,272

CASH, END OF PERIOD	102,820	102,820	185,827

INCOME TAXES PAID	-	-	-

INTEREST PAID	3,226	-	318

The Notes form an integral part of the interim financial statements

FIRST NATIONAL POWER CORPORATION
(A Development Stage Company)
Statements of Changes in Stockholders’ Deficiency
From Inception until June 30, 2008
(Amounts expressed in US Dollars)
(unaudited)

					Deficit
		Common		Additional	accumulated
	Common	Stock	Common	Paid-In	during the	Total
	Stock	Number of	Stock	Capital	development	Shareholder
	Amount	Shares	Subscribed	(Discount)	stage	Equity

	$		$	$	$	$

Balance at November 16, 2000
Issuance of common stock for cash	100	100,000		900		1,000
Net Loss for the Period					(968)	(968)

Balance as of December 31, 2000	100	100,000	-	900	(968)	32

Issuance of stock for cash	400	400,000		3,600		4,000
Issuance of stock for cash	700	700,000		6,300		7,000
Issuance of stock for cash	850	850,000		7,650		8,500
Currency Translation				100		100
Net Loss for the Year					(23,954)	(23,954)

Balance as of December 31, 2001	2,050	2,050,000	-	18,550	(24,922)	(4,322)

Expiration of recission offer for
sale of stock	64	63,536		6,290		6,354
Net Loss for the Year					(26,047)	(26,047)

Balance as of December 31, 2002	2,114	2,113,536	-	24,840	(50,969)	(24,015)

The Notes form an integral part of the interim financial statements

Stock split 5:1	8,454	8,454,144		(8,454)		-
Shares issued for services rendered	200	200,000		79,800		80,000
Net Loss for the Year					(107,245)	(107,245)

	10,768	10,767,680	-	96,186	(158,214)	(51,260)

Stock split 7:1	64,606	64,606,080		(64,606)		-
Shares issued for services rendered	30	30,000		15,870		15,900
Shares subscribed			146	70,371		70,517
Shares issued for services rendered	44	43,000		9,956		10,000
Net Loss for the Year					(75,414)	(75,414)

	75,448	75,446,760	146	127,777	(233,628)	(30,257)

Shares issued for services rendered	830	830,000		193,160		193,990
Net Loss for the Year					(208,886)	(208,886)

	76,278	76,276,760	146	320,937	(442,514)	(45,153)

Net Loss for the Year					(32,962)	(32,962)

	76,278	76,276,760	146	320,937	(475,476)	(78,115)

Net Loss for the Year					(30,760)	(30,760)
Issue shares bought under subscription	146	146,000	(146)			-

	76,424	76,422,760	-	320,937	(506,236)	(108,875)

Net Loss for the period					(44,748)	(44,748)

	76,424	76,422,760	-	320,937	(550,984)	(153,623)

The Notes form an integral part of the interim financial statements

First National Power Corporation

(A Development Stage Company)

Condensed Notes to the Interim Financial Statements

For the 6 months ended June 30, 2008 (unaudited)

Amounts expressed in US Dollars

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

Going Concern

The Company’s financial statements are prepared using accounting principles generally accepted in the United States of America and applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business.  However, the Company has not generated any revenues from its planned principal operations through June 30, 2008.  Without realization of additional capital, it would be unlikely for the Company to continue as a going concern.

Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operation

The Company has completed a feasibility study and business model for the building of a biomass power generation facility to be located in Millinocket, Maine. However, just as the feasibility project was being completed, the balance of the capacity for the transmission lines was dedicated to a wind power project in the vicinity. The business model is complete but the project is officially in abeyance until such time as the transmission lines are upgraded, and that is now in the 5-year plans for the power authority’s capital expenditures. Once the transmission lines are upgraded, the Company will revisit the business model for further consideration.

The Company has been introduced to a group of entities that are in the Greater Toronto Area who are seeking ways of turning both biomass and waste materials to power. The Company has completed 2 business models, complete with feasibility studies, and both projects are in the process of funding. One project in particular has been thoroughly vetted and partners identified. In preparation for moving into application and construction, the Company has purchased an allocation on the transmission lines that are going to be used to carry the resultant power to market.

The Company continues to believe that the funds that were derived through a loan facility with York Truck is sufficient to complete the due diligence process and initial contracting for at least 1 of these projects. Financing for the Toronto area project has been tentatively identified, the amounts sufficient to design, build and begin operations. It is anticipated that project financing will be in the form of debt.

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

DATE:   July 31, 2008

/s/ Peter Wanner

Peter Wanner

Chief Financial Officer