Form 10-Q
period 2008-09-30
First National Power Corp.
filed 2008-11-05
CIK 1142129

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED September 30, 2008

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

As of September 30, 2008, there were 76,422,760 shares issued and outstanding of the issuer’s common stock.

PART I: FINANCIAL INFORMATION

Item 1. Financial Statements:

First National Power Corporation

(A Development Stage Company)

Financial Statements (unaudited)

For the 9 Month period ended September 30, 2008

Amounts expressed in US Dollars

The Notes form an integral part of the interim financial statements

Index

Interim Balance Sheets as at September 30, 2008 (unaudited) and December 31, 2007 (audited)	3
Interim Statements of Operations for the 9 month periods ended September 30, 2008 and September 30, 2007and for the cumulative period since inception (unaudited)	4
Interim Statements of Operations for the 3 month periods ended September30, 2008 and September 30, 2007 (unaudited)	5
Interim Statements of Cash Flows for the 9 month periods ended September 30, 2008 and September 30, 2007 and for the cumulative period since inception (unaudited)	6
Interim Statements of Changes in Stockholders’ Deficiency for the period since inception (unaudited)	7 - 8
Condensed Notes to Interim Financial Statements (unaudited)	9

The Notes form an integral part of the interim financial statements

FIRST NATIONAL POWER CORPORATION
(A Development Stage Company)
Interim Balance Sheets
As of September 30, 2008 and December 31, 2007
(Amounts expressed in US Dollars)
(Unaudited)
	September 30	December 31
	2008	2007

	$	$
ASSETS
CURRENT ASSETS
Cash	93,580	158,313
Project deposit fees	10,000
	103,580	158,313

LIABILITIES
CURRENT LIABILITIES
Accounts payable and accrued liabilities	7,743	8,875
Loans from shareholders	258,313	258,313
	266,056	267,188

STOCKHOLDERS’ DEFICIENCY

CAPITAL STOCK	76,424	76,424
ADDITIONAL PAID-IN-CAPITAL	320,937	320,937
DEFICIT, ACCUMULATED DURING THE DEVELOPMENT STAGE	(559,837)	(506,236)
	(162,476)	(108,875)

	103,580	158,313

The Notes form an integral part of the interim financial statements

FIRST NATIONAL POWER CORPORATION
(A Development Stage Company)
Statements of Operations
For the 9 month periods ended September 30, 2008 and September 30, 2007
(Amounts expressed in US Dollars)
(unaudited)

		Nine months	Nine months
	Cumulative	ended	ended
	Since	September 30	September 30
	Inception	2008	2007
	$	$	$
OPERATING EXPENSES

Interest Income	(6,569)	(1,669)

Forgiveness of accounts payable and loans	(47,394)
General and administrative expenses	347,428	19,944	12,349
Loss on Foreign Exchange	289		-
Project development costs	262,857	35,326	9,937
Interest Expense	3,226	-	589
	559,837	53,601	22,875

NET LOSS	(559,837)	(53,601)	(22,875)

Net loss per share, basic and diluted		$ (0.00)	$ (0.00)

Weighted average common shares outstanding		76,422,760	76,277,260

The Notes form an integral part of the interim financial statements

FIRST NATIONAL POWER CORPORATION
(A Development Stage Company)
Interim Statements of Operations
For the three month periods ended September 30, 2008 and September 30, 2007
(Amounts expressed in US Dollars)
(Unaudited)

	Three Months	Three Months
	ended	ended
	September 30, 2008	September 30, 2007
	$	$
OPERATING EXPENSES

Interest Income	(398)

General and administrative expenses	4,251	4,908
Project development costs	5,000	9,937
Interest		271
	8,853	15,116

NET LOSS	(8,853)	(15,116)

Net loss per share, basic and diluted	$ (0.00)	$ (0.00)

Common shares outstanding	76,422,760	76,277,260

The Notes form an integral part of the interim financial statements

FIRST NATIONAL POWER CORPORATION
(A Development Stage Company)
Statements of Cash Flows
For the 9 month periods ended September 30, 2008 and September 30, 2007
(Amounts expressed in US Dollars)

	Cumulative	Nine months	Nine months
	Since	ended	ended
	Inception	September 30	September 30
		$2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	(559,837)	(53,601)	(16,870)
Adjustments for items not affecting cash
Shares issued for services rendered	299,890
Forgiveness of accounts payable and loans	(47,394)
Increase in Project Deposits	(10,000)	(10,000)
Increase (decrease) in accounts payable
and accrued liabilities	11,742	(1,132)	(13,908)

Net cash used in operating activities	(305,599)	(64,733)	(30,778)

CASH FLOWS FROM FINANCING ACTIVITIES

Loans from Shareholders	301,708	-	34,309
Proceeds from sale of capital stock	97,471

Net cash provided by financing activities	399,179	-	34,309

NET INCREASE (DECREASE) IN CASH	93,580	(64,733)	3,531

Cash, beginning of period	-	158,313	35

CASH, END OF PERIOD	93,580	93,580	3,566

INCOME TAXES PAID	-	-	-

INTEREST PAID	3,226	-	-

The Notes form an integral part of the interim financial statements

FIRST NATIONAL POWER CORPORATION
(A Development Stage Company)
Statements of Changes in Stockholders’ Deficiency
From Inception until September 30, 2008
(Amounts expressed in US Dollars)
(unaudited)

					Deficit
		Common		Additional	accumulated
	Common	Stock	Common	Paid-In	during the	Total
	Stock	Number of	Stock	Capital	development	Shareholder
	Amount	Shares	Subscribed	(Discount)	stage	Equity

	$		$	$	$	$

Balance at November 16, 2000
Issuance of common stock for cash	100	100,000		900		1,000
Net Loss for the Period					(968)	(968)

Balance as of December 31, 2000	100	100,000	-	900	(968)	32

Issuance of stock for cash	400	400,000		3,600		4,000
Issuance of stock for cash	700	700,000		6,300		7,000
Issuance of stock for cash	850	850,000		7,650		8,500
Currency Translation				100		100
Net Loss for the Year					(23,954)	(23,954)

Balance as of December 31, 2001	2,050	2,050,000	-	18,550	(24,922)	(4,322)

Expiration of recission offer for
sale of stock	64	63,536		6,290		6,354
Net Loss for the Year					(26,047)	(26,047)

Balance as of December 31, 2002	2,114	2,113,536	-	24,840	(50,969)	(24,015)

The Notes form an integral part of the interim financial statements

Stock split 5:1	8,454	8,454,144		(8,454)		-
Shares issued for services rendered	200	200,000		79,800		80,000
Net Loss for the Year					(107,245)	(107,245)

Balance as of December 31, 2003	10,768	10,767,680	-	96,186	(158,214)	(51,260)

Stock split 7:1	64,606	64,606,080		(64,606)		-
Shares issued for services rendered	30	30,000		15,870		15,900
Shares subscribed			146	70,371		70,517
Shares issued for services rendered	44	43,000		9,956		10,000
Net Loss for the Year					(75,414)	(75,414)

Balance as of December 31, 2004	75,448	75,446,760	146	127,777	(233,628)	(30,257)

Shares issued for services rendered	830	830,000		193,160		193,990
Net Loss for the Year					(208,886)	(208,886)

Balance as of December 31, 2005	76,278	76,276,760	146	320,937	(442,514)	(45,153)

Net Loss for the Year					(32,962)	(32,962)

Balance as of December 31, 2006	76,278	76,276,760	146	320,937	(475,476)	(78,115)

Net Loss for the Year					(30,760)	(30,760)
Issue shares bought under subscription	146	146,000	(146)			-

Balance as of December 31, 2007	76,424	76,422,760	-	320,937	(506,236)	(108,875)

Net Loss for the period					(53,601)	(53,601)

Balance as of September 30, 2008	76,424	76,422,760	-	320,937	(559,837)	(162,476)

The Notes form an integral part of the interim financial statements

First National Power Corporation

(A Development Stage Company)

Condensed Notes to the Interim Financial Statements

For the 9 months ended September 30, 2008 (unaudited)

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

Going Concern

The Company’s financial statements are prepared using accounting principles generally accepted in the United States of America and applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business.  However, the Company has not generated any revenues from its planned principal operations through September 30, 2008.  Without realization of additional capital, it would be unlikely for the Company to continue as a going concern.

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

Results of Operations

We have generated no revenues since inception and have incurred $559,837 in expenses through September 30, 2008.

The following table provides selected financial data about our company for the quarters ended September 30, 2008 and 2007, respectively.

                 Balance Sheet Data:

9/30/08

9/30/07

                 Cash

$    93,580

$174,862

                 Total assets

$    103,580

$174,862

                 Total liabilities

$    266,056

$275,852

Item 4. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures. Under the supervision and with the participation of our senior management, consisting of Peter Wanner, our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this report (the “Evaluation Date”). Based on this evaluation, our chief executive officer and chief financial officer concluded as of the Evaluation Date that our disclosure controls and procedures were effective such that the information relating to us required to be disclosed in our Securities and Exchange Commission (“SEC”) reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

DATE: 5 November 2008

/s/ Peter Wanner

Peter Wanner

Chief Financial Officer