Form 10KSB
period 2008-12-31
First National Power Corp.
filed 2009-03-12
CIK 1142129

SECURIITES AND EXCHANGE COMMISSION

Washington, D.C. 20549

——————

FORM 10-KSB

——————

(Mark One)

✓ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the fiscal year ended: December 31, 2008
or

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the transition period from: _____________ to _____________

———————

FIRST NATIONAL ENERGY CORPORATION

(Exact name of registrant as specified in its charter)

———————

Nevada	333-62588	66-0349372
(State of other jurisdiction of incorporation or organization)	(Commission File Number)	(IRS Employer Identification No.)

#219 – 227 Bellevue Way NE, Bellevue, WA 98004

(Address of principal executive offices)

(416) 918-6987

Registrant’s telephone number

FIRST NATIONAL POWER CORPORATION (Delaware)

(Former Name, Former Address, and Former Fiscal Year, if Changed Since Last Report)

Securities registered under Section 12(b) of the Exchange Act:

Securities registered under Section 12(g) of the Exchange Act: Common Stock Par Value $.001

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑  No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 or Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☑  No ☐

State issuer’s revenues for its most recent fiscal year:  None

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the average bid and asked price of such common equity, as of February 17, 2009:  $229,568

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of February 27, 2009, there were 765,228 common shares issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The Registrant incorporates by reference, in Parts I, II and III of this annual report, the definitive information statement on Form DEF 14-C filed with the Securities and Exchange Commission on December 22, 2008.

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

PART I

Item 1.

Description of Business

Business Development

First National Energy Corporation (the “Registrant”) was incorporated as Capstone International Corporation on November 16, 2000, in the state of Delaware, and has a class of shares registered with the Securities and Exchange Commission on Form SB-2 as SEC File No. 333-62588, filed on June 8, 2001. The Registrant’s name was changed to “First National Power Corporation” on January 28, 2004, and was changed again to “First National Energy Corporation” on February 12, 2009, at which time the Registrant effected a reverse stock split, adopted a holding company structure, and relocated its corporate charter from Delaware to Nevada as part of the reorganization described in the next succeeding paragraph.

As described in the definitive information statement on Form DEF 14-C filed with the Securities and Exchange Commission on December 22, 2008, and pursuant to the approval of the Registrant’s board of directors and a majority of its stockholders, on February 12, 2009, the Registrant effected a reorganization pursuant to that certain Agreement and Plan of Merger to Form Holding Company, dated as of December 10, 2008 (a true and complete copy of which is included in the Form DEF 14-C information statement described above), which had the effect of (1) implementing a reverse stock split of its issued and outstanding common shares at the rate of 100 to 1, thereby reducing the number of issued and outstanding common shares from 76,522,760 to 765,228, with no effect on the number of authorized common shares; (2) merging the Registrant with and into First National Power Corporation, a Nevada corporation and a wholly-owned indirect (second tier) subsidiary of the Registrant, such that First National Energy Corporation, a Nevada corporation and a wholly-owned direct (first tier) subsidiary of the Registrant, succeeded the Registrant as a successor issuer of its registered securities, pursuant to Rule 12g-3 under the Securities Exchange Act of 1934, and continued the business of the Registrant for all purposes; (3) exchanging each issued and outstanding share of the Registrant (bearing CUSIP number 32113F 10 3) on the record date (and after giving effect to the reverse stock split described above) into one new common share of the successor issuer (bearing CUSIP number 321129 108); (4) shifting the Registrant’s charter from the State of Delaware to the State of Nevada; (5) increasing the authorized capital of the Registrant from 100 million common shares to 300 million common shares; (6) changing the Registrant’s name from “First National Power Corporation” to “First National Energy Corporation”; and (7) changing the Registrant’s stock symbol from FNPR to FNEC.

Business of Issuer

The Registrant currently has no operations, and during the preceding three years has not had any significant operations. The Registrant continues to evaluate alternatives in order to improve the Registrant's financial condition, including merger and acquisition opportunities. There is no assurance that the Registrant will be successful in obtaining such opportunities. If a merger or acquisition opportunity does arise, the Registrant's value as a partner in a merger or other business combination will rest primarily upon the potential public market for the Registrant's shares. The Registrant owns no patents or trademarks, and has no employees.

Reports to Security Holders

The Registrant is a reporting entity and files annual, quarterly and special event reports with the Securities and Exchange Commission, as well as proxy and information statements.

The Registrant will voluntarily make available to security holders upon request a copy of this annual report on Form 10-KSB, including audited financials.

The public may read and copy any materials filed by the registrant with the Securities and Exchange Commission at the SEC’s Public Reference Room at 100 F Street, NE., Washington, DC 20549, on official business days during the hours of 10 a.m. to 3 p.m. The public may obtain information on the operation of the Public Reference Room by calling the Securities and Exchange Commission at 1–800–SEC–0330. The Securities and Exchange Commission maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the Securities and Exchange Commission at its web site (http://www.sec.gov).

Item 2.

Description of Property

The Registrant maintains office space in Bellevue, Washington, at minimal cost. It currently does not own any equipment at that location.

Item 3.

Legal Proceedings

The Registrant is not a party to any pending or threatened legal proceedings.

Item 4.

Submission of Matters to a Vote of Security Holders

The Registrant incorporates by reference its definitive information statement filed with the Securities and Exchange Commission on Form DEF 14-C on December 22, 2008.

PART II

Item 5.

Market for Common Equity and Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities

Market Information

During the Registrant’s fiscal year ending December 31, 2008, its common stock traded on the Over-the Counter Bulletin Board (OTCBB) under the symbol FNPR. Subsequently, as a consequence of the reorganization described elsewhere in this annual report, the Registrant’s stock symbol changed on February 13, 2009 to FNEC. During 2007 and 2008, the high and low trading price for each quarter was as follows:

Year Ended December 31, 2008 (1)	High	Low
1st quarter, ended March 31, 2008	$0.045	$0.015
2nd quarter, ended June 30, 2008	$0.099	$0.004
3rd quarter, ended September 30, 2008	$0.05	$0.005
4th quarter, ended December 31, 2008	$0.02	$0.031

Year Ended December 31, 2007 (1)
1st quarter, ended March 31, 2007	$0.06	$0.04
2nd quarter, ended June 30, 2007	$0.06	$0.04
3rd quarter, ended September 30, 2007	$0.06	$0.04
4th quarter, ended December 31, 2007	$0.05	$0.02

———————

(1)

The Registrant's common stock only traded sporadically during this fiscal year.

The Registrant maintains a stock incentive plan, entitled “2005 Stock Incentive Plan for Employees and Consultants” and has registered 3 million of its common shares (1 million on February 25, 2005 and 2 million on April 11, 2005) for issuance under such stock incentive plan. To date, no shares have been issued under the stock incentive plan.

Holders of Common Equity

As of December 31, 2008, the Registrant had forty-two (42) shareholders of record of its common stock.

Dividend Information

As of December 31, 2008, the Registrant has not paid any dividends to its shareholders and does not intend to pay dividends to its shareholders in the foreseeable future. However, there are no restrictions which would limit the ability of the Registrant to pay dividends in the future.

Sales of Unregistered Securities

On November 17, 2008, the Registrant issued 100,000 restricted common shares to a consultant for services.

Item 6.

Management’s Discussion and Analysis or Plan of Operation

Plan of Operation

The following discussion should be read in conjunction with the financial statements of the Registrant and notes thereto contained elsewhere in this annual report.

The Registrant intends to take advantage of any reasonable business proposal presented which management believes will provide the Registrant and its stockholders with a viable business opportunity. The board of directors will make the final approval in determining whether to complete any acquisition, and as required by applicable law, the articles of incorporation or bylaws or by contract, stockholders' approval will first be sought.

The investigation of specific business opportunities and the negotiation, drafting, and execution of relevant agreements, disclosure documents, and other instruments will require substantial management time and attention and will require the Registrant to incur costs for payment of accountants, attorneys, and others. If a decision is made not to participate in or complete the acquisition of a specific business opportunity, the costs incurred in a related investigation will not be recoverable. Further, even if an agreement is reached for the participation in a specific business opportunity by way of investment or otherwise, the failure to consummate the particular transaction may result in the loss to the Registrant of all related costs incurred.

Currently, management is not able to determine the time or resources that will be necessary to locate and acquire or merge with a business prospect. There is no assurance that the Registrant will be able to acquire an interest in any such prospects, products or opportunities that may exist or that any activity of the Registrant, regardless of the completion of any transaction, will be profitable.

If and when the Registrant locates a business opportunity, management of the Registrant will give consideration to the dollar amount of that entity's profitable operations and the adequacy of its working capital in determining the terms and conditions under which the Registrant would consummate such an acquisition. Potential business opportunities, no matter which form they may take, will most likely result in substantial dilution for the Registrant's shareholders due to the likelihood of the need to issue stock to pursue such an opportunity.

Capital Expenditures

There were no capital expenditures during the fiscal year ended December 31, 2008.

Risk Factors Associated with Plan of Operation

(A)

LIMITED PRIOR OPERATIONS, HISTORY OF OPERATING LOSSES, AND ACCUMULATED DEFICIT MAY AFFECT ABILITY OF REGISTRANT TO SURVIVE.

The Registrant has had limited prior operations to date. Since the Registrant's principal activities recently have been limited to seeking new business ventures, it has no recent record of any revenue-producing operations. Consequently, there is only a limited operating history upon which to base an assumption that the Registrant will be able to achieve its business plans. In addition, the Registrant has only limited assets. As a result, there can be no assurance that the Registrant will generate significant revenues in the future; and there can be no assurance that the Registrant will operate at a profitable level. Accordingly, the Registrant's prospects must be considered in light of the risks, expenses and difficulties frequently encountered in connection with the establishment of a new business.

The Registrant has incurred net losses: ($78,645) for the fiscal year ended December 31, 2008 and ($30,760) for the fiscal year ended December 31, 2007. At December 31, 2008, the Registrant had an accumulated deficit of ($584,881). This raises substantial doubt about the Registrant's ability to continue as a going concern.

As a result of the fixed nature of many of the Registrant's expenses, the Registrant may be unable to adjust spending in a timely manner to compensate for any unexpected delays in the development of the Registrant's business or any capital raising or revenue shortfall. Any such delays or shortfalls will have an immediate adverse impact on the Registrants business, operations and financial condition.

(B)

NEED FOR ADDITIONAL FINANCING MAY AFFECT OPERATIONS AND PLAN OF BUSINESS.

The working capital requirements associated with any adopted plan of business of the Registrant may be significant. The Registrant anticipates, based on currently proposed assumptions relating to its operations (including with respect to costs and expenditures and projected cash flow from operations), that it must seek financing to continue its operations (an amount which is as yet to be determined). However, such financing, when needed, may not be available, or on terms acceptable to management. The ability of the Registrant to continue as a going concern is dependent on additional sources of capital and the success of the Registrant's business plan. The Registrant's independent accountant audit report included in this Form 10-KSB includes a substantial doubt paragraph regarding the Registrant's ability to continue as a going concern.

If funding is insufficient at any time in the future, the Registrant may not be able to take advantage of business opportunities or respond to competitive pressures, or may be required to reduce the scope of its planned product development and marketing efforts, any of which could have a negative impact on its business, operating results and financial condition. In addition, insufficient funding may have a material adverse effect on the Registrant's financial condition, which could require the Registrant to:

•

curtail operations significantly;

•

sell significant assets;

•

seek arrangements with strategic partners or other parties that may require the Registrant to relinquish significant rights to products, technologies or markets;

•

explore other strategic alternatives including a merger or sale of the Registrant.

To the extent that the Registrant raises capital through the sale of equity or convertible debt securities, the issuance of such securities will result in dilution to existing stockholders. If additional funds are raised through the issuance of debt securities, these securities may have rights, preferences and privileges senior to holders of common stock and the terms of such debt could impose restrictions on the Registrant's operations. Regardless of whether the Registrant's cash assets prove to be inadequate to meet the Registrant's operational needs, the Registrant may seek to compensate providers of services by issuance of stock in lieu of cash, which will also result in dilution to existing shareholders.

(C)

LOSS OF ANY OF CURRENT MANAGEMENT COULD HAVE AN ADVERSE IMPACT ON BUSINESS AND PROSPECTS OF THE REGISTRANT.

The Registrant's success is dependent upon the hiring and retention of key personnel. None of the officers or directors has any employment or non-competition agreement with the Registrant. Therefore, there can be no assurance that these personnel will remain employed by the Registrant. Should any of these individuals cease to be affiliated with the Registrant for any reason before qualified replacements could be found, there could be material adverse effects on the Registrant's business and prospects.

In addition, all decisions with respect to the management of the Registrant will be made exclusively by the officers and directors of the Registrant. Investors will only have rights as stockholders to make decisions which affect the Registrant. The success of the Registrant, to a large extent, will depend on the quality of the directors and officers of the Registrant. Accordingly, no person should invest in the shares unless they are willing to entrust all aspects of the management of the Registrant to its officers and directors.

(D)

POTENTIAL CONFLICTS OF INTEREST MAY AFFECT ABILITY OF OFFICERS AND DIRECTORS TO MAKE DECISIONS IN THE BEST INTERESTS OF REGISTRANT.

The officers and directors of the Registrant have other interests to which they devote time, either individually or through partnerships and corporations in which they have an interest, hold an office, or serve on boards of directors, and each will continue to do so notwithstanding the fact that management time may be necessary to the business of the Registrant. As a result, certain conflicts of interest may exist between the Registrant and its officers and/or directors which may not be susceptible to resolution.

In addition, conflicts of interest may arise in the area of corporate opportunities which cannot be resolved through arm's length negotiations. All of the potential conflicts of interest will be resolved only through exercise by the directors of such judgment as is consistent with their fiduciary duties to the Registrant. It is the intention of management, so as to minimize any potential conflicts of interest, to present first to the board of directors of the Registrant, any proposed investments for its evaluation.

(E)

LIMITATIONS ON LIABILITY, AND INDEMNIFICATION, OF DIRECTORS AND OFFICERS MAY RESULT IN EXPENDITURES BY REGISTRANT.

The Registrant's Articles of Incorporation contain provisions authorizing the Registrant to eliminate, to the fullest extent permitted by the Nevada Revised Statutes, as in effect from time to time, the personal liability of directors, officers and employees of the Registrant for monetary damages arising from claims of a breach of their fiduciary duties to the Registrant. Any limitation on the liability of any director, or indemnification of directors, officer, or employees could result in substantial expenditures being made by the Registrant in covering any liability of such persons or in indemnifying them.

(F)

ABSENCE OF CASH DIVIDENDS MAY AFFECT INVESTMENT VALUE OF REGISTRANT'S STOCK.

The board of directors of the Registrant does not anticipate paying cash dividends on the common stock for the foreseeable future and intends to retain any future earnings to finance the growth of the Registrant's business. Payment of dividends, if any, will depend, among other factors, on earnings, capital requirements and the general operating and financial conditions of the Registrant as well as legal limitations on the payment of dividends out of paid-in capital.

(G)

NON-CUMULATIVE VOTING MAY AFFECT ABILITY OF SOME SHAREHOLDERS TO INFLUENCE MANGEMENT OF REGISTRANT.

Holders of the shares of common stock of the Registrant are not entitled to accumulate their votes for the election of directors or otherwise. Accordingly, the holders of a majority of the shares present at a meeting of shareholders will be able to elect all of the directors of the Registrant, and the minority shareholders will not be able to elect a representative to the Registrant's board of directors.

(H)

NO ASSURANCE OF CONTINUED PUBLIC TRADING MARKET AND RISK OF LOW PRICED SECURITIES MAY AFFECT MARKET VALUE OF REGISTRANT'S STOCK.

There has been only a limited public market for the common stock of the Registrant. The common stock of the Registrant is currently quoted on the Over-The-Counter Bulletin Board. As a result, an investor may find it difficult to dispose of, or to obtain accurate quotations as to the market value of the Registrant's securities. In addition, the common stock is subject to the low-priced security or so called "penny stock" rules that impose additional sales practice requirements on broker-dealers who sell such securities. The Securities Enforcement and Penny Stock Reform Act of 1990 requires additional disclosure in connection with any trades involving a stock defined as a penny stock (generally, according to regulations adopted by the Securities and Exchange Commission, any equity security that has a market price of less than $5.00 per share, subject to certain exceptions), including the delivery, prior to any penny stock transaction, of a disclosure schedule explaining the penny stock market and the risks associated therewith. The regulations governing low-priced or penny stocks sometimes limit the ability of broker-dealers to sell the Registrant's common stock and thus, ultimately, the ability of the investors to sell their securities in the secondary market.

(I)

FAILURE TO MAINTAIN MARKET MAKERS MAY AFFECT VALUE OF REGISTRANT'S STOCK.

If the Registrant is unable to maintain National Association of Securities Dealers, Inc. member broker/dealers as market makers, the liquidity of the common stock could be impaired, not only in the number of shares of common stock which could be bought and sold, but also through possible delays in the timing of transactions, and lower prices for the common stock than might otherwise prevail. Furthermore, the lack of market makers could result in persons being unable to buy or sell shares of the common stock on any secondary market. There can be no assurance the Registrant will be able to maintain such market makers.

(J)

SALE OF SHARES ELIGIBLE FOR FUTURE SALE COULD ADVERSELY AFFECT THE MARKET PRICE.

If a substantial number of the shares of common stock of the Registrant that have been issued in reliance on

Rule 144 under the Securities Act of 1933 were sold under Rule 144 or a registered offering, the market price of the common stock could be adversely affected.

CRITICAL ACCOUNTING POLICIES.

The Securities and Exchange Commission has issued Financial Reporting Release No. 60, "Cautionary Advice Regarding Disclosure About Critical Accounting Policies" ("FRR 60"), suggesting companies provide additional disclosure and commentary on their most critical accounting policies. In FRR 60, the Securities and Exchange Commission has defined the most critical accounting policies as the ones that are most important to the portrayal of a company's financial condition and operating results, and require management to make its most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. Based on this definition, the Registrant's most critical accounting policies include the use of estimates in the preparation of financial statements. The methods, estimates and judgments the Registrant uses in applying these most critical accounting policies have a significant impact on the results the Registrant reports in its financial statements.

The preparation of these financial statements requires the Registrant to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, the Registrant evaluates these estimates, including those related to revenue recognition and concentration of credit risk. The Registrant bases its estimates on historical experience and on various other assumptions that is believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

FORWARD LOOKING STATEMENTS.

The foregoing plan of operation contains "forward looking statements" within the meaning of Rule 175 of the Securities Act of 1933, as amended, and Rule 3b-6 of the Securities Act of 1934, as amended. The words "believe," "expect," "anticipate," "intends," "forecast," "project," and similar expressions identify forward-looking statements. These are statements that relate to future periods and include, but are not limited to, statements as to the Registrant's estimates as to the adequacy of its capital resources, its need and ability to obtain additional financing, its operating losses and negative cash flow, and its critical accounting policies. Forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those projected. These risks and uncertainties include, but are not limited to, those discussed above. These forward-looking statements speak only as of the date hereof. The Registrant expressly disclaims any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in its expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

Item 7.

Financial Statements

Financial statements as of and for the year ended December 31, 2008, and for the year ended December 31, 2007, are presented in a separate section of this report following Item 14.

Item 8.

Changes in and Disagreements with Accountants on Accounting and Financial Disclosures.

None

Item 8A.

Disclosure Controls and Procedures

As of December 31, 2008, the Registrant carried out an evaluation of the effectiveness of the Registrant’s disclosure controls and procedures (as defined by Rule 13a-15(e) under the Securities Exchange Act of 1934) under the supervision and with the participation of the Chief Financial Officer. Based on and as of the date of such evaluation, the aforementioned officers have concluded that the Registrant’s disclosure controls and procedures were not effective.

The Registrant also maintains a system of internal accounting controls that is designed to provide assurance that assets are safeguarded and that transactions are executed in accordance with management’s authorization and properly recorded. This system is continually reviewed and is augmented by written policies and procedures, the careful selection and training of qualified personnel and an internal audit program to monitor its effectiveness. During the fiscal year ended December 31, 2008, there were no changes to this system of internal controls or in other factors that could significantly affect those controls.

Item 8A(T).

Controls and Procedures

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

•

Pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets;

•

Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

•

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

In connection with the preparation of this Annual Report on Form 10-KSB for the year ended December 31, 2008, management, with the participation of our Chief Financial Officer, has evaluated the effectiveness of our internal controls over financial reporting, pursuant to Rule 13a-15 under the Exchange Act. Management conducted its evaluation of the Registrant’s internal control over financial reporting based on the framework in Internal Control – Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In the course of making our assessment of the effectiveness of internal controls over financial reporting, we identified one material weakness in our internal control over financial reporting. This material weakness consisted of inadequate staffing within the accounting operations of our company. The small number of employees who are responsible for accounting functions (more specifically, one) prevents us from segregating duties within our internal control system. The inadequate segregation of duties is a weakness because it could lead to the untimely identification and resolution of accounting and disclosure matters or could lead to a failure to perform timely and effective reviews. There were no changes in our internal controls over financial reporting that occurred during the fourth fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

This Annual Report on Form 10-KSB does not include an attestation report of the Registrant’s independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this Annual Report on Form 10-KSB.

Item 8B.

Other Information

No events required to be reported on Form 8K occurred during the fourth quarter of the fiscal year ended December 31, 2008.

PART III

Item 9.

Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

Peter Wanner, Director, Treasurer, Chief Executive Officer and Chief Financial Officer.

Mr. Wanner, age 55, is a qualified accountant certified in Canada and Ontario and has 15 years experience as a business consultant to start-up companies, as well as companies in refinancing and turnaround. He also has 26 years of experience in financing accounting, including 2 years in public accounting as well as international experience working in Mexico, United Kingdom and United States. Mr. Wanner has served as a director since May 4, 2004. The term of office for any director is for a period of one year, or until the next annual meeting (or special meeting in lieu of an annual) of the shareholders.

Significant Employees.

The Registrant has no employees.

No officer or director of the Registrant has been, within the past five years, involved in any legal proceedings, including bankruptcy, criminal proceedings or civil, nor are they subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, of an court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities.

The Board of Directors includes Peter Wanner, who acts as a financial expert serving on the Registrant’s audit committee.

Compliance with Section 16(a) of the Exchange Act.

As of the date of filing this report, the Registrant is not aware of any person who, at any time during the year ended December 31, 2008, was a director, officer, beneficial owner of more than ten percent of any class of equity securities of the registrant that failed to file on a timely basis reports required by Section 16(a) during the most recent fiscal year or prior years.

Code of Ethics

As of the date of filing this report, the Registrant has not adopted a Code of Ethics

Item 10. Executive Compensation.

Executive officers and directors of the Registrant do not currently receive and are not accruing any compensation:

SUMMARY COMPENSATION TABLE

Name and principal position	Year	Salary ($)	Bonus ($)	Stock awards ($)	Option awards ($)	Nonequity in-centive plan compensation ($)	Nonqualified deferred compensation earnings ($)	All other compensation ($)	Total ($)
Peter Wanner,	2008	$0	$0	$0	$0	$0	$0	$0	$0
Chief Executive Officer	2007	$0	$0	$0	$0	$0	$0	$0	$0

The Registrant maintains a stock incentive plan, entitled “2005 Stock Incentive Plan for Employees and Consultants” and has registered 3 million of its common shares (1 million on February 25, 2005 and 2 million on April 11, 2005) for issuance under such stock incentive plan. To date, no shares have been issued under the stock incentive plan.

Item 11.

Security Ownership of Certain Beneficial Owners and Management.

The following table sets forth information regarding the beneficial ownership of shares of the Registrant's common stock as of December 31, 2008 (76,522,760 common shares issued and outstanding) by (i) all stockholders known to the

Registrant to be beneficial owners of more than 5% of the outstanding common stock; and (ii) all officers and directors of the Registrant, individually and as a group (each person has sole voting power and sole dispositive power as to all of the shares shown as beneficially owned by them):

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership(1)	Percent of Class
Common	Peter Wanner 44 Greystone Crescent Georgetown ONT L7G 1G9 Canada	165,000	0.002%
Common	Directors and officers as a group	165,000	0.002%

———————

(1)

None of these security holders has the right to acquire any amount of shares within sixty days from options, warrants, rights, conversion privilege, or similar obligations.

Item 12.

Certain Relationships and Related Transactions.

During the last two fiscal years there have not been any transactions between the Registrant and any of its officers, directors, and five percent or greater shareholders.

Item 13.

Exhibits

(a)

Documents filed as part of this report:

(1)

Report of Independent Registered Public Accounting Firm

Financial Statements covered by the Report of Independent Registered Public Accounting Firm

Balance Sheet as of December 31, 2008

Statements of Operations for the Years ended December 31, 2008 and 2007

Statements of Stockholders’ Equity Deficiency for the years ended December 31, 2008 and 2007

Statements of Cash Flows for the years ended December 31, 2008 and 2007

Notes to Consolidated Financial Statements for the years ended December 31, 2008 and 2007

(b)

Exhibits included or incorporated by reference herein are set forth in the following Exhibit Index.

Exhibit No.	Document	Location
3.1	Articles of Incorporation	Previously Filed
3.2	Bylaws	Previously Filed
3.3	DEF 14-C Information Statement	Previously Filed
31.1	Sect. 302 Certification	Included
32.1	Sect. 906 Certification	Included

Item 14.

Principal Accountant Fees and Services

1.

Audit Fees:  Aggregate fees billed for each of the last two (2) fiscal years for professional services rendered by the principal accountant for the audit of the annual financial statements and review of financial statements included on Form 10-QSB:

2007:    $9,271

2008:    $13,614

2.

Audit-Related Fees:  Aggregate fees billed in each of the last two (2) fiscal years for assurance and related services by the principal accountant that are reasonably related to the performance of the audit or review of the financial statements and are not reported previously.

2007:    $0

2008:    $0

3.

Tax Fees:  Aggregate fees billed in each of the last two (2) fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning.

2007:    $0

2008:    $0

4.

All Other Fees:  Aggregate fees billed in each of the last two (2) fiscal years for products and services provided by the principal accountant, other than the services previously reported.

2007:    $0

2008:    $0

5.

Audit Committee Pre-Approval Procedures.  The Board of Directors has not, to date, appointed an Audit Committee.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST NATIONAL ENERGY CORPORATION

By:	/s/ PETER WANNER
Peter Wanner
Chief Executive Officer and Chief Financial Officer

Dated: March __, 2009

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

FIRST NATIONAL ENERGY CORPORATION

By:	/s/ PETER WANNER
Peter Wanner
Chief Executive Officer and Chief Financial Officer

Dated: March __, 2009

First National Power Corporation

(A Development Stage Company)

Financial Statements

Together with Report of Independent Registered Public Accounting Firm

December 31, 2008 and 2007

Amounts expressed in US Dollars

FIRST NATIONAL ENERGY CORPORATION

Schwartz Levitsky Feldman llp

CHARTERED ACCOUNTANTS

LICENSED PUBLIC ACCOUNTANTS

TORONTO • MONTREAL

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

First National Power Corporation

(A Development Stage Company)

We have audited the accompanying balance sheets of First National Power Corporation (incorporated in Delaware) as at December 31, 2008 and 2007 and the related statements of operations, cash flows and stockholders’ deficiency for the years ended December 31, 2008, 2007, 2006, 2005 and 2004. These financial statements are the responsibility of the Company’s management. We did not audit the financial statements of the Company from the date of inception to December 31, 2003, which statements reflect cumulative total assets of $Nil as of December 31, 2003 and cumulative expenses of $158,215 for the period from inception to December 31, 2003. Those statements were audited by another auditor whose report has been furnished to us, and our opinion, insofar as it relates to the cumulative financial information from inception to December 31, 2003, is based solely on the report of the other auditor.

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

In our opinion, based on our audits and the report of the other auditor, the financial statements referred to above present fairly, in all material respects, the financial position of First National Power Corporation as at December 31, 2008 and 2007 and the results of its operations and its cash flows for the years ended December 31, 2008 and 2007 and for the period from inception to December 31, 2008 in accordance with generally accepted accounting principles in the United States of America.

The company is not required to have nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal controls over financing reporting. Accordingly, we express no such opinion.

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

“SCHWARTZ LEVITSKY FELDMAN LLP”

Toronto, Ontario, Canada

Chartered Accountants

February 2, 2009, except for note 11 which is as of

Licensed Public Accountants

February 12, 2009

1167 Caledonia Road
Toronto, Ontario M6A 2X1
Tel: 416 785 5353
Fax: 416 785 5663

David E. Coffey    6767 West Tropicana Ave. Suite 216, Las Vegas, NV 89103

Certified Public Accountant

INDEPENDENT AUDITOR’S REPORT

To the Board of Directors and Stockholders
of Capstone International Corporation
Surrey, BC, Canada

I have audited the accompanying balance sheets of Capstone International Corporation (a development stage company) as of December 31, 2003 and December 31, 2002 and the related statements of operations, cash flows, and changes in stockholders’ equity for the periods then ended, as well as the cumulative period from November 16, 2000 (date of inception) to December 31, 2003. These statements are the responsibility of Capstone International Corporation’s management. My responsibility is to express an opinion on these financial statements based on my audit.

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

In my opinion, the accompanying financial statements present fairly, in all material respects, the financial position of Capstone International Corporation as of December 31, 2003 and December 31, 2002 and the results of operations, cash flows, and changes in stockholders’ equity for the periods that ended, as well as the cumulative period from November 16, 2000, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has not generated revenues from operations which raises substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

David E. Coffey, C.P.A.
Las Vegas, Nevada
April 13, 2004

FIRST NATIONAL POWER CORPORATION

(A Development Stage Company)

BALANCE SHEETS

As of December 31, 2008 and December 31, 2007

(Amounts expressed in US Dollars)

	December 31 2008	December 31 2007

ASSETS
CURRENT ASSETS
Cash	$85,122	$158,313
	85,122	158,313

LIABILITIES
CURRENT LIABILITIES
Accounts payable and accrued liabilities (Note 4)	13,829	8,875
Loans from shareholders (Note 5)	258,313	258,313
	272,142	267,188

Going Concern (Note 2)
Subsequent Events (Note 11)

STOCKHOLDERS’ DEFICIENCY

CAPITAL STOCK (Note 6)	76,524	76,424
ADDITIONAL PAID-IN-CAPITAL	321,337	320,937
DEFICIT, ACCUMULATED DURING THE DEVELOPMENT STAGE	(584,881)	(506,236)
	(187,020)	(108,875)

	85,122	158,313

The Notes form and integral part of the financial statements

FIRST NATIONAL POWER CORPORATION

(A Development Stage Company)

STATEMENTS OF OPERATIONS

For the years ended December 31, 2008 and December 31, 2007

(Amounts expressed in US Dollars)

	Cumulative Since Inception	Year Ended December 31 2008	Year Ended December 31 2007

OPERATING EXPENSES

Interest Income	$(6,899)	$(1,999)	$(4,900)

Forgiveness of accounts payable and loans	(47,394)
General and administrative expenses	362,511	35,027	9,842
Loss on Foreign Exchange	580	291	338
Project development costs (Note 8)	272,857	45,326	25,480
Interest Expense	3,226	—	—
	584,881	78,645	30,760

NET LOSS	(584,881)	(78,645)	(30,760)

Net loss per share, basic and diluted		$(0.10)	$(0.04)

Weighted average common shares outstanding (Note 10)		764,356	762,904

The Notes form and integral part of the financial statements

FIRST NATIONAL POWER CORPORATION

(A Development Stage Company)

STATEMENTS OF CASH FLOWS

For the years ended December 31, 2008 and December 31, 2007

(Amounts expressed in US Dollars)

	Cumulative Since Inception	Year Ended December 31 2008	Year Ended December 31 2007
CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$(584,881)	$(78,645)	$(30,760)
Adjustments for items not affecting cash
Shares issued for services rendered	300,390	500
Forgiveness of accounts payable and loans	(47,394)
Increase (decrease) in accounts payable and accrued liabilities	17,828	4,954	(14,199)

Net cash used in operating activities	(314,057)	(73,191)	(44,959)

CASH FLOWS FROM FINANCING ACTIVITIES

Loans from Shareholders	301,708	—	—
Proceeds from sale of capital stock	97,471

Net cash provided by financing activities	399,179	—	—

NET INCREASE (DECREASE) IN CASH	85,122	(73,191)	(44,959)

Cash, beginning of period	—	158,313	203,272

CASH, END OF PERIOD	85,122	85,122	158,313

INCOME TAXES PAID	—	—	—

INTEREST PAID	3,226	—	—

The Notes form and integral part of the financial statements

FIRST NATIONAL POWER CORPORATION

(A Development Stage Company)

STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIENCY

From Inception until December 31, 2008

(Amounts expressed in US Dollars)

	Common Stock Amount	Common Stock Number of Shares	Common Stock Subscribed		Additional Paid-In Capital (Discount)	Deficit accumulated during the development stage		Total Shareholder Equity
Balance at November 16, 2000
Issuance of common stock for cash	$100	$100,000	$		$900	$		$1,000
Net Loss for the Period							(968)	(968)
Balance as of December 31, 2000	100	100,000		—	900		(968)	32
Issuance of stock for cash	400	400,000			3,600			4,000
Issuance of stock for cash	700	700,000			6,300			7,000
Issuance of stock for cash	850	850,000			7,650			8,500
Currency Translation					100			100
Net Loss for the Year							(23,954)	(23,954)
Balance as of December 31, 2001	2,050	2,050,000		—	18,550		(24,922)	(4,322)
Expiration of recission offer for sale of stock	64	63,536			6,290			6,354
Net Loss for the Year							(26,047)	(26,047)
Balance as of December 31, 2002	2,114	2,113,536		—	24,840		(50,969)	(24,015)
Stock split 5:1	8,454	8,454,144			(8,454)			—
Shares issued for services rendered	200	200,000			79,800			80,000
Net Loss for the Year							(107,245)	(107,245)
Balance as of December 31, 2003	10,768	10,767,680		—	96,186		(158,214)	(51,260)
Stock split 7:1	64,606	64,606,080			(64,606)			—
Shares issued for services rendered	30	30,000			15,870			15,900
Shares subscribed				146	70,371			70,517
Shares issued for services rendered	44	43,000			9,956			10,000
Net Loss for the Year							(75,414)	(75,414)
Balance as of December 31, 2004	75,448	75,446,760		146	127,777		(233,628)	(30,257)
Shares issued for services rendered	830	830,000			193,160			193,990
Net Loss for the Year							(208,886)	(208,886)
Balance as of December 31, 2005	76,278	76,276,760		146	320,937		(442,514)	(45,153)
Net Loss for the Year							(32,962)	(32,962)
Balance as of December 31, 2006	76,278	76,276,760		146	320,937		(475,476)	(78,115)
Net Loss for the Year							(30,760)	(30,760)
Issue shares bought under subscription	146	146,000		(146)				—
Balance as of December 31, 2007	76,424	76,422,760		—	320,937		(506,236)	(108,875)
Shares issued for services rendered	100	100,000			400			500
Net Loss for the period							(78,645)	(78,645)
Balance as of December 31, 2008	76,524	76,522,760		—	321,337		(584,881)	(187,020)

The Notes form and integral part of the financial statements

FIRST NATIONAL POWER CORPORATION

(A Development Stage Company)

Notes to the Financial Statements

December 31, 2008 and 2007

Amounts expressed in US Dollars

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

The Company’s financial statements are prepared using accounting principles generally accepted in the United States of America and applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company has not generated any revenues from its planned principal operations through December 31, 2008 and has recorded losses since inception and has negative working capital. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from this uncertainty.

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

FIRST NATIONAL POWER CORPORATION

(A Development Stage Company)

Notes to the Financial Statements (Continued)

December 31, 2008 and 2007

Amounts expressed in US Dollars

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

In March 2008, the FASB issued SFAS No. 161, "Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133" ("FAS 161"). FAS 161 changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. The guidance in FAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. This Statement encourages, but does not require,

FIRST NATIONAL POWER CORPORATION

(A Development Stage Company)

Notes to the Financial Statements (Continued)

December 31, 2008 and 2007

Amounts expressed in US Dollars

comparative disclosures for earlier periods at initial adoption. The Company is currently assessing the impact of FAS 161.

In May 2008, the FASB issued SFAS No. 162, "The Hierarchy of Generally Accepted Accounting Principles" ("SFAS 162"). SFAS 162 is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with U.S. GAAP for nongovernmental entities. SFAS 162 is effective 60 days following the Securities and Exchange Commission's approval of the Public Company Accounting Oversight Board auditing amendments to AU Section 411, "The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles." The Company does not expect SFAS 162 to have a material effect on its consolidated financial statements.

In May 2008, the FASB issued Statement of Financial Accounting Standards No. 163 ("SFAS 163"), "Accounting for Financial Guarantee Insurance Contracts – an interpretation of FASB Statement No. 60." SFAS 163 prescribes accounting for insures of financial obligations, bringing consistency to recognizing and recording premiums and to loss recognition. SFAS 163 also requires expanded disclosures about financial guarantee insurance contracts. Except for some disclosures, SFAS 163 is effective for financial statements issued for fiscal years beginning after December 15, 2008. The adoption of SFAS 163 will not have an impact on the results of operations or financial position of the Company.

The Company believes that the above standards would not have a material impact on its financial position, results of operations or cash flows.

4

ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities are comprised of the following

	2008	2007

Trade Payables	$829	$654
Accrued Professional Fees	$13,000	$8,221
	$13,829	$8,875

LOANS FROM SHAREHOLDERS

The loans are unsecured, non-interest bearing and have no specific terms of repayment. The fair value of the loans has been estimated by discounting future cash flows using an estimated rate of return of 5% per annum. The fair value amounts to $246,000.

6

CAPITAL STOCK

a)

Authorized

100,000,000 Common shares with a par value of $0.001 per share (see Note 11)

b)

Issued

76,522,760 Common shares (76,422,760 in 2006) (see Note 11)

c)

Changes to Issued Share Capital

During the year ended December 31, 2008, the Company issued 100,000 shares in exchange for legal services provided to the Company, During the year ended December 31, 2007 the Company issued 146,000 shares pursuant to the stock subscription agreements.

FIRST NATIONAL POWER CORPORATION

(A Development Stage Company)

Notes to the Financial Statements (Continued)

December 31, 2008 and 2007

Amounts expressed in US Dollars

d)

Stock Subscription Agreements

In 2004, the Company has executed subscription agreements to sell 136,000 shares of its common stock at a price or $0.50 per share, and 10,000 shares at $0.25 per share for a total of $70,517. Those shares were issued in November 2007.

INCOME TAXES

a)

Deferred Income Taxes

The tax effect of significant temporary differences that gave rise to the benefit is as follows:

	2008	2007

Operating Losses Available to offset future taxes	$189,908	$164,510
Valuation Allowance	$(189,908)	$(164,510)
Net Deferred Assets	$—	$—

The Company has determined that realization of a deferred tax asset is not likely and therefore a valuation allowance has been recorded against this deferred income tax asset.

b)

Current Income Taxes

Current income taxes consist of

	2008	2007

Amounts calculated at statutory rates	$(25,560)	$(9,997)
Permanent differences	$163	$—
	$(25,397)	$(9,997)
Change in valuation allowances	$25,397	$9,997
	$—	$—

c)

Income tax losses carried forward

The company has non-capital losses for tax purposes which can be applied against future taxable income. These losses expire as follows:

2028	$78,145
2027	$30,760
2026	$32,912
2025	$208,887
2024	$233,627
Total	$584,331

PROJECT DEVELOPMENT COSTS

FIRST NATIONAL POWER CORPORATION

(A Development Stage Company)

Notes to the Financial Statements (Continued)

December 31, 2008 and 2007

Amounts expressed in US Dollars

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

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING

The weighted average shares outstanding has been adjusted to reflect a 100 to 1 reverse stock split effective February 10, 2009

11

SUBSEQUENT EVENTS

With the approval of its Board of Directors and the consent of a majority of its outstanding shareholders, the Company effected a reorganization with an indirect newly incorporated wholly-owned subsidiary of the Company, effective February 12, 2009, whereby the Company merged with and into a new Nevada corporation with the same name, which in turn was wholly-owned by a newly incorporated Nevada corporation with the name “First National Energy Corporation.”

As part of and/or as a consequence of the reorganization, the Company

(1)

Reclassified its issued and outstanding capital stock through a 100 for 1 reverse stock split,

(2)

Increased its authorized capital from 100 million common shares to 300 million common shares, and

(3)

Relocated its corporate charter to the State of Nevada.

Pursuant to SEC Rules, First National Energy Corporation became the successor registrant of the Company for reporting purposes.