Form 10-Q
period 2009-03-31
First National Power Corp.
filed 2009-04-17
CIK 1142129

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

———————

FORM 10-Q

———————

(Mark One)

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2009.

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from: _____________ to _____________

Commission File Number: 333-62588

———————

FIRST NATIONAL ENERGY CORPORATION

 (Exact name of registrant as specified in its charter)

———————

Nevada	66-0349372
(State or other jurisdiction	(I.R.S. Employer
of incorporation or organization)	Identification No.)

227 Bellevue Way NE, #219, Bellevue, WA 98004

 (Address of Principal Executive Office) (Zip Code)

(416) 918-6987

(Registrant’s telephone number, including area code)

FIRST NATIONAL POWER CORPORATION

 (Former name, former address and former fiscal year, if changed since last report)

———————

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☑   No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☐   Accelerated filer  ☐   Non-accelerated filer  ☐   Smaller reporting company  ☑

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)   Yes ☑  No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

As of March 31, 2009, there were 765,228 common shares issued and outstanding.

First National Energy Corporation

(Formerly First National Power Corporation)

(A Development Stage Company)

Financial Statements (unaudited)

For the 3 Month period ended March 31, 2009

Amounts expressed in US Dollars

Index

Interim Balance Sheets as at March 31, 2009 (unaudited) and December 31, 2008 (audited)	4
Interim Statements of Operations for the 3 month periods ended March 31, 2009 and March 31, 2008 for the cumulative period since inception (unaudited)	5
Interim Statements of Cash Flows for the 3 month periods ended March 31, 2009 and March 31, 2008 and for the cumulative period since inception (unaudited)	6
Interim Statements of Changes in Stockholders’ Deficiency for the period since inception (unaudited)	7 – 8
Condensed Notes to Interim Financial Statements (unaudited)	9

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

FIRST NATIONAL ENERGY CORPORATION

(Formerly First National Power Corporation)

(A Development Stage Company)

Balance Sheets

As of March 31, 2009 and December 31, 2008

(Amounts expressed in US Dollars)

		March 31	December 31
		2009	2008
		$	$
			$
ASSETS
	CURRENT ASSETS
	Cash	65,314	85,122
		65,314	85,122

LIABILITIES
	CURRENT LIABILITIES
	Accounts payable and accrued liabilities	4,224	13,829
	Loans from shareholders	258,313	258,313
		262,537	272,142

Going Concern (Note 1)

STOCKHOLDERS’ DEFICIENCY

	CAPITAL STOCK	765	76,524
	ADDITIONAL PAID-IN-CAPITAL	397,096	321,337
	DEFICIT, ACCUMULATED DURING THE DEVELOPMENT STAGE	(595,084)	(584,881)
		(197,223)	(187,020)

		65,314	85,122

The Notes form an integral part of the interim financial statements.

FIRST NATIONAL ENERGY CORPORATION

(Formerly First National Power Corporation)

(A Development Stage Company)

Statements of Operations

For the 3-month periods ended March 31, 2009 and 2008

(Amounts expressed in US Dollars)

		3-months	3-months
	Cumulative	ended	ended
	Since	March 31	March 31
	Inception	2009	2008
	$	$	$
OPERATING EXPENSES

Interest Income	(6,933)	(34)	(757)

Forgiveness of accounts payable and loans	(47,394)
General and administrative expenses	372,748	10,237	6,227
Loss on Foreign Exchange	580	––	––
Project development costs	272,857	––	15,326
Interest Expense	3,226	––	––
	595,084	(10,203)	20,796

NET LOSS	(595,084)	(10,203)	(20,796)

Net loss per share, basic and diluted		$(0.01)	$(0.03)

Weighted average common shares outstanding		765,228	764,228

The Notes form an integral part of the interim financial statements.

FIRST NATIONAL ENERGY CORPORATION

(Formerly First National Power Corporation)

(A Development Stage Company)

Statements of Cash Flows

For the 3-month periods ended March 31, 2009 and 2008

(Amounts expressed in US Dollars)

		3-months	3-months
	Cumulative	ended	ended
	Since	March 31	March 31
	Inception	2009	2008
	$	$	$
CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	(595,084)	(10,203)	(20,796)
Adjustments for items not affecting cash
Shares issued for services rendered	300,390
Forgiveness of accounts payable and loans	(47,394)
Increase (decrease) in accounts payable
and accrued liabilities	8,223	(9,605)	2,630

Net cash used in operating activities	(333,865)	(19,808)	(18,166)

CASH FLOWS FROM FINANCING ACTIVITIES

Loans from Shareholders	301,708	––
Proceeds from sale of capital stock	97,471

Net cash provided by financing activities	399,179	––	––

NET INCREASE (DECREASE) IN CASH	65,314	(19,808)	(18,166)

Cash, beginning of period	––	85,122	158,313

CASH, END OF PERIOD	65,314	65,314	140,147

INCOME TAXES PAID	––	––	––

INTEREST PAID	3,226	––	––

The Notes form an integral part of the interim financial statements.

FIRST NATIONAL ENERGY CORPORATION

(Formerly First National Power Corporation)

(A Development Stage Company)

Statements of Changes in Stockholders’ Deficiency

From Inception until March 31, 2009

(Amounts expressed in US Dollars)

					Deficit
		Common		Additional	accumulated
	Common	Stock	Common	Paid-In	during the	Total
	Stock	Number of	Stock	Capital	development	Shareholder
	Amount	Shares	Subscribed	(Discount)	stage	Equity
	$	$	$	$	$	$

Balance at November 16, 2000
Issuance of common stock for cash	100	100,000		900		1,000
Net Loss for the Period					(968)	(968)

Balance as of December 31, 2000	100	100,000	––	900	(968)	32

Issuance of stock for cash	400	400,000		3,600		4,000
Issuance of stock for cash	700	700,000		6,300		7,000
Issuance of stock for cash	850	850,000		7,650		8,500
Currency Translation				100		100
Net Loss for the Year					(23,954)	(23,954)

Balance as of December 31, 2001	2,050	2,050,000	––	18,550	(24,922)	(4,322)

Expiration of recission offer for
sale of stock	64	63,536		6,290		6,354
Net Loss for the Year					(26,047)	(26,047)

Balance as of December 31, 2002	2,114	2,113,536	––	24,840	(50,969)	(24,015)

Stock split 5:1	8,454	8,454,144		(8,454		––
Shares issued for services rendered	200	200,000		79,800		80,000
Net Loss for the Year					(107,245)	(107,245)

Balance as of December 31, 2003	10,768	10,767,680	––	96,186	(158,214)	(51,260)

Stock split 7:1	64,606	64,606,080		(64,606		––
Shares issued for services rendered	30	30,000		15,870		15,900
Shares subscribed			146	70,371		70,517
Shares issued for services rendered	44	43,000		9,956		10,000
Net Loss for the Year					(75,414)	(75,414)

Balance as of December 31, 2004	75,448	75,446,760	146	127,777	(233,628)	(30,257)

Shares issued for services rendered	830	830,000		193,160		193,990
Net Loss for the Year					(208,886)	(208,886)

Balance as of December 31, 2005	76,278	76,276,760	146	320,937	(442,514)	(45,153)

					Deficit
		Common		Additional	accumulated
	Common	Stock	Common	Paid-In	during the	Total
	Stock	Number of	Stock	Capital	development	Shareholder
	Amount	Shares	Subscribed	(Discount)	stage	Equity
	$	$	$	$	$	$

Net Loss for the Year					(32,962)	(32,962)

Balance as of December 31, 2006	76,278	76,276,760	146	320,937	(475,476)	(78,115)

Net Loss for the Year					(30,760)	(30,760)
Issue shares bought under subscription	146	146,000	(146)			-
				320,937
Balance as of December 31, 2007	76,424	76,422,760	––		(506,236)	(108,875)
				400
Shares issued for services rendered	100	100,000				500
Net Loss for the Year					(78,645)	(78,645)

Balance as of December 31, 2008	76,524	76,522,760	––	321,337	(584,881)	(187,020)

Stock split 1:100	(75,759)	(75,757,532)		75,759
Net Loss for the Period					(10,203)	(10,203)

Balance as of March 31, 2009	765	765,228	––	397,096	(595,084)	(197,223)

The Notes form an integral part of the interim financial statements.

First National Energy Corporation

(Formerly First National Power Corporation)

(A Development Stage Company)

Condensed Notes to the Interim Financial Statements

For the 3 months ended March 31, 2009 (unaudited)

Amounts expressed in US Dollars

NOTES TO INTERIM FINANCIAL STATEMENTS

The accompanying unaudited interim financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (consisting of all recurring accruals considered necessary for fair presentation) have been included as necessary in order to make the financial statements not misleading.  Operating results for the interim periods are not necessarily indicative of the results that may be expected for the year ended December 31, 2009. Interim financial statements should be read in conjunction with the Company’s annual audited financial statements.

1.

Organization and Basis of Presentation

Description of the Business

First National Energy Corporation (the Company) was incorporated in the State of Delaware on November 16, 2000, with the name Capstone International Corporation.  On March 28, 2004, the Company changed its name to First National Power Corporation. On February 12, 2009, the Company relocated its charter to the State of Nevada and changed its name to First National Energy Corporation. As part of reorganization, the Company increased its authorized capital to 300 million common shares and effected a 100 for 1 reverse stock split of its issued and outstanding shares of common stock. The accompanying financial statements reflect all share data based on the 100 for 1 reverse common stock split.

The Company was initially engaged in the business of reselling pre-paid funeral insurance and annuity products. In the first quarter of 2004, the Company changed its business purpose to provision of wind-driven solutions for power generation. Current projects for the Company are the completion of power generation projects from bio-mass technologies.

Going Concern

The Company’s financial statements are prepared using accounting principles generally accepted in the United States of America and applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business.  However, the Company has not generated any revenues from its planned principal operations through March 31, 2009, has recorded losses since inception and has negative working capital. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from this uncertainty.

Item 2.

Management’s Discussion and Analysis of Financial Condition and Results of Operations.

CAUTIONARY STATEMENTS REGARDING FORWARD-LOOKING INFORMATION

         Certain statements in this annual report on Form 10-Q contain or may contain forward-looking statements that are subject to known and unknown risks, uncertainties and other factors which may cause actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These forward-looking statements were based on various factors and were derived utilizing numerous assumptions and other factors that could cause our actual results to differ materially from those in the forward-looking statements. These factors include, but are not limited to, our ability to consummate a merger or business combination, economic, political and market conditions and fluctuations, government and industry regulation, interest rate risk, U.S. and global competition, and other factors. Most of these factors are difficult to predict accurately and are generally beyond our control. You should consider the areas of risk described in connection with any forward-looking statements that may be made herein. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report.  Readers should carefully review this annual report in its entirety, including but not limited to our financial statements and the notes thereto.  Except for our ongoing obligations to disclose material information under the Federal securities laws, we undertake no obligation to release publicly any revisions to any forward-looking statements, to report events or to report the occurrence of unanticipated events. For any forward-looking statements contained in any document, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995.

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

There have been no material changes in the registrant’s financial condition from the end of the preceding fiscal year to the date of the interim balance sheet provided herein, nor have there been any material changes in the registrant’s financial condition during the period ending on the date of the interim balance sheet provided herein and commencing on the corresponding interim date of the preceding fiscal year.

There have been no material changes in the registrant's results of operations with respect to the most recent fiscal year-to-date period for which an income statement is provided and the corresponding year-to-date period of the preceding fiscal year.

Item 3.

Quantitative and Qualitative Disclosures About Market Risk.  (Not applicable)

Item 4.

Controls and Procedures.

As of March 31, 2009, the Registrant carried out an evaluation of the effectiveness of the Registrant’s disclosure controls and procedures (as defined by Rule 13a-15(e) under the Securities Exchange Act of 1934) under the supervision and with the participation of the Registrant’s chief executive and chief financial officer. Based on and as of the date of such evaluation, the aforementioned officer has concluded that the Registrant’s disclosure controls and procedures were not effective.

The Registrant also maintains a system of internal accounting controls that is designed to provide assurance that assets are safeguarded and that transactions are executed in accordance with management’s authorization and properly recorded. This system is continually reviewed and is augmented by written policies and procedures, the careful selection and training of qualified personnel and an internal audit program to monitor its effectiveness. During the interim period ended March 31, 2009, there were no changes to this system of internal controls or in other factors that could significantly affect those controls.

Item 4T.

Controls and Procedures.

(a) Management’s Annual Report on Internal Control over Financial Reporting

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

–

Pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets;

–

Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

–

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

(b) Changes in Internal Control over Financial Reporting.

In connection with the preparation of the Registrant’s Annual Report on Form 10-KSB for the year ended December 31, 2008, management, with the participation of our Chief Financial Officer, evaluated the effectiveness of our internal controls over financial reporting, pursuant to Rule 13a-15 under the Exchange Act. Management conducted its evaluation of the Registrant’s internal control over financial reporting based on the framework in Internal Control – Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In the course of making our assessment of the effectiveness of internal controls over financial reporting, we identified one material weakness in our internal control over financial reporting. This material weakness consisted of inadequate staffing within the accounting operations of our company. The small number of employees who are responsible for accounting functions (more specifically, one) prevents us from segregating duties within our internal control system. The inadequate segregation of duties is a weakness because it could lead to the untimely identification and resolution of accounting and disclosure matters or could lead to a failure to perform timely and effective reviews. There have been no changes in our internal controls over financial reporting that occurred during the first fiscal quarter of 2009 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II—OTHER INFORMATION

Item 1.

Legal Proceedings

The Registrant is not a party to any pending or threatened legal proceedings.

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds.

The Registrant has not sold any equity securities during the period covered by this report.

Item 3.

Defaults Upon Senior Securities.  Not Applicable.

Item 4.

Submission of Matters to a Vote of Security Holders.

No matters have been submitted to a vote of security holders during the period covered by this report.

Item 5.

Other Information.  (Not Applicable)

Item 6.

Exhibits.

Exhibit No.	Document
31*	Sect. 302 Certification Statement of the Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32*

Sect. 906 Certification Statement of the Principal Executive Officer and Principal Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act Of 2002

* Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST NATIONAL ENERGY CORPORATION

By:	/s/ Peter Wanner
Peter Wanner Chief Executive Officer and Chief Financial Officer

Dated: