Form 10-Q
period 2009-06-30
First National Energy Corp.
filed 2009-08-14
CIK 1142129

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

______________

FORM 10-Q

______________

(Mark One)

☑  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

or

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from________ to ________

Commission File Number  333-62588

———————

FIRST NATIONAL ENERGY CORPORATION

(Exact Name of Registrant as Specified in its Charter)

———————

Nevada	66-0349372
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

1551 Second Street, Sarasota, Florida 34236	34236
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s Telephone Number, Including Area Code: (416) 918-6987

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☑  NO ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   YES ☐  NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller Reporting Company ☑
(do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐  NO ☑

The number of shares outstanding of the registrant’s Common Stock, $.01 par value, as of August 12, 2009, was 99,665,228 common shares.

PART I—FINANCIAL INFORMATION

Index

Interim Balance Sheets as at June 30, 2009 (unaudited) and December 31, 2008 (audited)	3
Interim Statements of Operations for the 6 month periods ended June 30, 2009 and June 30, 2008 and for the cumulative period since inception (unaudited)	4
Interim Statements of Operations for the 3 month periods ended June 30, 2009 and June 30, 2008	5
Interim Statements of Cash Flows for the 6 month periods ended June 30, 2009 and June 30, 2008 and for the cumulative period since inception (unaudited)	6
Interim Statements of Changes in Stockholders’ Deficiency for the period since inception (unaudited)	7 - 9
Condensed Notes to Interim Financial Statements (unaudited)	10- 11

Item 1.

Financial Statements.

First National Energy Corporation

(Formerly First National Power Corporation)

(A Development Stage Company)

Balance Sheets

As of June 30, 2009 and December 31, 2008

(Amounts expressed in US Dollars)

	June 30,	December 31,
	2009	2008
	$	$
ASSETS
CURRENT ASSETS
Cash	49,396	85,122
	49,396	85,122

License for SWEG technology, net of amortization (Note 2)	1,824,678

	1,874,074	85,122

LIABILITIES
CURRENT LIABILITIES
Accounts payable and accrued liabilities	9,200	13,829
Loans from shareholders	258,313	258,313
	267,513	272,142

Going Concern (Note 1)

STOCKHOLDERS’ DEFICIENCY

Capital Stock	99,665	76,524
Additional Paid-in Capital	2,185,801	321,337
Deficit, Accumulated During the Development Stage	(678,905)	(584,881)
	1,606,561	(187,020)

	1,874,074	85,122

The Notes form an integral part of the interim financial statements

First National Energy Corporation

(Formerly First National Power Corporation)

(A Development Stage Company)

Statements of Operations

For the 6-month periods ended June 30, 2009 and 2008

(Amounts expressed in US Dollars)

		6-months	6-months
	Cumulative	ended	ended
	Since	June 30	June 30
	Inception	2009	2008
	$	$	$
OPERATING EXPENSES

Interest Income	(6,963)	(64)	(1,271)

Forgiveness of accounts payable and loans	(47,394)
General and administrative expenses	425,673	63,162	15,693
Loss on Foreign Exchange	580	––	––
Project development costs	272,857	––	30,326
Amortization	30,927	30,927
Interest Expense	3,226	––	––
	678,905	(94,024)	44,748

NET LOSS	(678,905)	(94,024)	(44,748)

Net loss per share, basic and diluted		$(0.01)	$(0.06)

Weighted average common shares outstanding		20,978,488	764,228

The Notes form an integral part of the interim financial statements

First National Energy Corporation

 (Formerly First National Power Corporation)

 (A Development Stage Company)

Statements of Operations

For the 3-month periods ended June 30, 2009 and 2008

(Amounts expressed in US Dollars)

	3-months	3-months
	ended	ended
	June 30	June 30
	2009	2008
	$	$
OPERATING EXPENSES

Interest Income	(30)	(514)

Forgiveness of accounts payable and loans
General and administrative expenses	52,925	9,487
Loss on Foreign Exchange	––	––
Project development costs	––	15,000
Amortization	30,927
Interest Expense	––	––
	(83,822)	23,973

NET LOSS	(83,822)	(23,973)

Net loss per share, basic and diluted	$(0.00)	$(0.03)

Weighted average common shares outstanding	40,969,624	764,228

The Notes form an integral part of the interim financial statements

First National Energy Corporation

(Formerly First National Power Corporation)

(A Development Stage Company)

Statements of Cash Flows

For the 6-month periods ended June 30, 2009 and 2008

(Amounts expressed in US Dollars)

		6-months	6-months
	Cumulative	ended	ended
	Since	June 30	June 30
	Inception	2009	2008
	$	$	$
CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	(678,905)	(94,024)	(44,748)
Adjustments for items not affecting cash
Amortization	30,927	30,927
Shares issued for services rendered	332,390	32,000
Forgiveness of accounts payable and loans	(47,394)
Increase in project deposits			(10,000)
Increase (decrease) in accounts payable
and accrued liabilities	13,199	(4,629)	(745)

Net cash used in operating activities	(349,783)	(35,726)	(55,493)

CASH FLOWS FROM FINANCING ACTIVITIES

Loans from Shareholders	301,708	––
Proceeds from sale of capital stock	97,471

Net cash provided by financing activities	399,179	––	––

NET INCREASE (DECREASE) IN CASH	49,396	(35,726)	(55,493)

Cash, beginning of period	––	85,122	158,313

CASH, END OF PERIOD	49,396	49,396	102,820

INCOME TAXES PAID	––	––	––

INTEREST PAID	3,226	––	––

The Notes form an integral part of the interim financial statements

First National Energy Corporation

(Formerly First National Power Corporation)

(A Development Stage Company)

Statements of Changes in Stockholders’ Deficiency

From Inception until June 30, 2009

(Amounts expressed in US Dollars)

	Common Stock Amount	Common Stock Number of Shares	Common Stock Subscribed	Additional Paid-in Capital (Discount)	Deficit Accumulated during the development stage	Total Shareholder Equity (Deficiency)
	$	$	$	$	$	$

Balance at November 16, 2000
Issuance of common stock for cash	100	100,000		900		1,000
Net Loss for the Period					(968)	(968)

Balance as of December 31, 2000	100	100,000	––	900	(968)	32

Issuance of stock for cash	400	400,000		3,600		4,000
Issuance of stock for cash	700	700,000		6,300		7,000
Issuance of stock for cash	850	850,000		7,650		8,500
Currency Translation				100		100
Net Loss for the Year					(23,954)	(23,954)

Balance as of December 31, 2001	2,050	2,050,000	––	18,550	(24,922)	(4,322)

Expiration of recission offer for
sale of stock	64	63,536		6,290		6,354
Net Loss for the Year					(26,047)	(26,047)

Balance as of December 31, 2002	2,114	2,113,536	––	24,840	(50,969)	(24,015)

The Notes form an integral part of the interim financial statements

First National Energy Corporation

(Formerly First National Power Corporation)

(A Development Stage Company)

Statements of Changes in Stockholders’ Deficiency

From Inception until June 30, 2009

(Amounts expressed in US Dollars)

Stock split 5:1	8,454	8,454,144		(8,454)		––
Shares issued for services rendered	200	200,000		79,800		80,000
Net Loss for the Year					(107,245)	(107,245)

Balance as of December 31, 2003	10,768	10,767,680	––	96,186	(158,214)	(51,260)

Stock split 7:1	64,606	64,606,080		(64,606)		––
Shares issued for services rendered	30	30,000		15,870		15,900
Shares subscribed			146	70,371		70,517
Shares issued for services rendered	44	43,000		9,956		10,000
Net Loss for the Year					(75,414)	(75,414)

Balance as of December 31, 2004	75,448	75,446,760	146	127,777	(233,628)	(30,257)

Shares issued for services rendered	830	830,000		193,160		193,990
Net Loss for the Year					(208,886)	(208,886)

Balance as of December 31, 2005	76,278	76,276,760	146	320,937	(442,514)	(45,153)

Net Loss for the Year					(32,962)	(32,962)

Balance as of December 31, 2006	76,278	76,276,760	146	320,937	(475,476)	(78,115)

Net Loss for the Year					(30,760)	(30,760)
Issue shares bought under subscription	146	146,000	(146)			––

Balance as of December 31, 2007	76,424	76,422,760	––	320,937	(506,236)	(108,875)

The Notes form an integral part of the interim financial statements

First National Energy Corporation

(Formerly First National Power Corporation)

(A Development Stage Company)

Statements of Changes in Stockholders’ Deficiency

From Inception until June 30, 2009

(Amounts expressed in US Dollars)

Shares issued for services rendered	100	100,000		400		500
Net Loss for the Year					(78,645)	(78,645)

Balance as of December 31, 2008	76,524	76,522,760	––	321,337	(584,881)	(187,020)

Stock split 1:100	(75,759)	(75,757,532)		75,759		––
Shares issued for services rendered	100	100,000		31,900		32,000
Purchase of SWEG license for shares	98,800	98,800,000		1,756,805		1,855,605
Net Loss for the Period					(94,024)	(94,024)

Balance as of June 30, 2009	99,665	99,665,228	––	2,185,801	(678,905)	1,606,561

The Notes form an integral part of the interim financial statements

First National Energy Corporation

(Formerly First National Power Corporation)

(A Development Stage Company)

Condensed Notes to the Interim Financial Statements

For the 6 months ended June 30, 2009 (unaudited)

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

2.

Purchase of Technology License

On April 20, 2009, the Company entered into a preliminary letter of intent with Boreas Research Corporation (“Boreas”), a Florida corporation, pursuant to which the Company would acquire a territorial license to certain rights in alternative energy technology of Boreas, in exchange for a quantity of newly issued common shares of the Company. Such letter of intent was superseded by a Technology License and Stock Purchase Agreement (the “Agreement”) between the Company and Boreas that was consummated on May 25, 2009 (the “Closing”), at which time the Company issued the stockholders of Boreas 98,800,000 new restricted and unregistered common shares of the Company and agreed to pay certain future royalties to Boreas from net revenues realized by the Company from the technology license. The consideration issued in the transaction was determined as a result of arm’s-length negotiations between the parties.

First National Energy Corporation

(Formerly First National Power Corporation)

(A Development Stage Company)

Condensed Notes to the Interim Financial Statements

For the 6 months ended June 30, 2009 (unaudited)

Amounts expressed in US Dollars

The preliminary letter of intent was reported by the Company on form 8-K to the Securities and Exchange Commission (“SEC”) on April 21, 2009, and the Agreement was annexed to an information statement on form 14-C filed with the SEC in preliminary and definitive forms on April 22, 2009 and May 4, 2009, respectively.  The definitive information statement was mailed to the shareholders of the Company on May 4, 2009.

The Company obtained written consent to the Agreement and the transaction from the holders of 55.82% of its issued and outstanding shares of common stock in lieu of a meeting of stockholders.

On May 14, 2009, the Company and Boreas amended the Agreement by making and entering into that certain First Amendment of Technology License and Stock Purchase Agreement (the “Amendment”), pursuant to which (1) Boreas elected, as authorized by the Agreement, to cause the new restricted and unregistered common shares of the Company due to Boreas at the Closing to be issued to the stockholders of Boreas, and (2) the Company and Boreas agreed to reduce the number of new restricted and unregistered common shares of the Company to be issued at the closing of the transaction, from 98,915,000 shares to 98,800,000 shares.

In exchange for the Company acquiring a technology license from Boreas at the Closing pursuant to the Agreement (as amended by the Amendment), the shareholders of Boreas received an aggregate of 98,800,000 new restricted and unregistered common shares of the Company's common stock. Accordingly, the Boreas Shareholders now own 99.13% of the Company's 99,665,228 outstanding shares. No finder’s fees were paid or consulting agreements entered into by the Company in connection with the transaction.

The Company has valued the technology license received from Boreas at the Closing on the books of the Company at $1,855,605 after consulting with an outside valuation expert.

Also upon the Closing, Mr. Peter Wanner, then the sole member of the Company’s board of directors, appointed Douglas Lindeblom and Gianni Caputo to vacant positions on the Company’s board of directors, and the new board of directors, as so constituted, elected the following officers:

Douglas Lindeblom - Chairman, Chief Executive Officer and President

Peter Wanner - Chief Operating Officer, Treasurer and Chief Financial Officer

Gianni Caputo - Vice President and Secretary

Prior to the transaction, there were no material relationships between the Company and Boreas, between Boreas and the Company’s affiliates, directors or officers, or between any associates of Boreas and the Company’s officers or directors. All of the Company’s transaction liabilities were settled on or immediately following the Closing.

Upon the Closing on May 25, 2009, the Company was no longer deemed to be a "shell company" as defined in Rule 12b-2 under the Securities Exchange Act of 1934 (the "Exchange Act"). Accordingly, the Company filed an amended current report on Form 8-K/A with the SEC on May 26, 2009, setting forth the information that would be required if the Company were filing a general form for registration of securities on Form 10 under the Exchange Act.

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

Description of Business

Business Development

First National Energy Corporation (the “Registrant”) was incorporated as Capstone International Corporation on November 16, 2000, in the state of Delaware, and has a class of shares registered with the Securities and Exchange Commission on Form SB-2 as SEC File No. 333-62588, filed on June 8, 2001. The Registrant’s name was changed to “First National Power Corporation” on January 28, 2004, and was changed again to “First National Energy Corporation” on February 12, 2009, at which time the Registrant effected a reverse stock split, adopted a holding company structure, and relocated its corporate charter from Delaware to Nevada as part of a reorganization that resulted in a change in the Registrant’s stock symbol from FNPR to FNEC.

On April 20, 2009, the Registrant acquired a territorial license to certain rights in alternative wind energy technology in exchange for 98,800,000 newly issued common shares of the Registrant, which resulted in a change in control of the Registrant. The Registrant has valued the technology license received in such transaction at $1,855,605 after consulting with an outside valuation expert. As a result of such transaction, the Registrant is no longer deemed to be a "shell company" as defined in Rule 12b-2 under the Securities Exchange Act of 1934.

Business of Issuer

Since acquiring the technology license described above, management of the Registrant has expended significant time in achieving an appropriate valuation of the technology license for financial accounting purposes, and in seeking sources of capital to implement its business plan, which is primarily designed to exploit the licensed technology throughout the United States and Canada for commercial gain. The Registrant is also evaluating other alternatives in order to improve the Registrant's financial condition, including merger and acquisition opportunities. There is no assurance that the Registrant will be successful in raising capital or closing any such merger or acquisition transactions.

Except as described above and as more particularly described in the Registrant’s accompanying interim financial statements, there have been no other material changes in the registrant’s financial condition from the end of the preceding fiscal year to the date of the interim balance sheet provided herein, nor have there been any other material changes in the registrant’s financial condition during the period ending on the date of the interim balance sheet provided herein and commencing on the corresponding interim date of the preceding fiscal year.

Except as described above and as more particularly described in the Registrant’s accompanying interim financial statements, there have been no material changes in the registrant's results of operations with respect to the most recent fiscal year-to-date period for which an income statement is provided and the corresponding year-to-date period of the preceding fiscal year.

Item 3.

Quantitative and Qualitative Disclosures About Market Risk.

None

Item 4.

Controls and Procedures.

As of June 30, 2009, the Registrant carried out an evaluation of the effectiveness of the Registrant’s disclosure controls and procedures (as defined by Rule 13a-15(e) under the Securities Exchange Act of 1934) under the supervision and with the participation of the Registrant’s chief executive and chief financial officer. Based on and as of the date of such evaluation, the aforementioned officer has concluded that the Registrant’s disclosure controls and procedures were not effective.

The Registrant also maintains a system of internal accounting controls that is designed to provide assurance that assets are safeguarded and that transactions are executed in accordance with management’s authorization and properly recorded. This system is continually reviewed and is augmented by written policies and procedures, the careful selection and training of qualified personnel and an internal audit program to monitor its effectiveness. During the interim period ended June 30, 2009, there were no changes to this system of internal controls or in other factors that could significantly affect those controls.

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

(b) Changes in Internal Control over Financial Reporting.

In connection with the preparation of the Registrant’s Annual Report on Form 10-KSB for the year ended December 31, 2008, management, with the participation of our Chief Financial Officer, evaluated the effectiveness of our internal controls over financial reporting, pursuant to Rule 13a-15 under the Exchange Act. Management conducted its evaluation of the Registrant’s internal control over financial reporting based on the framework in Internal Control – Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In the course of making our assessment of the effectiveness of internal controls over financial reporting, we identified one material weakness in our internal control over financial reporting. This material weakness consisted of inadequate staffing within the accounting operations of our company. The small number of employees who are responsible for accounting functions (more specifically, one) prevents us from segregating duties within our internal control system. The inadequate segregation of duties is a weakness because it could lead to the untimely identification and resolution of accounting and disclosure matters or could lead to a failure to perform timely and effective reviews. There have been no changes in our internal controls over financial reporting that occurred during the second fiscal quarter of 2009 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II—OTHER INFORMATION

Item 1.

Legal Proceedings

The Registrant is not a party to any pending or threatened legal proceedings.

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds.

The Registrant has not sold any unregistered equity securities during the period covered by this report.

Item 3.

Defaults Upon Senior Securities.

Not Applicable.

Item 4.

Submission of Matters to a Vote of Security Holders.

No matters have been submitted to a vote of security holders during the period covered by this report.

Item 5.

Other Information.

None

Item 6.

Exhibits.

Exhibit No.	Document
31	Sect. 302 Certification Statement of the Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32

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
Dated: August 14, 2009