Form 10-Q
period 2009-09-30
First National Energy Corp.
filed 2009-11-05
CIK 1142129

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

______________

FORM 10-Q

______________

(Mark One)

☑  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

or

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from________ to ________

———————

FIRST NATIONAL ENERGY CORPORATION

(Exact Name of Registrant as Specified in its Charter)

———————

Nevada	333-62588	66-0349372
(State or Other Jurisdiction of Incorporation or Organization)	Commission File Number	(I.R.S. Employer Identification No.)

1551 Second Street, Sarasota, Florida	34236
(Address of Principal Executive Offices)	(Zip Code)

 (416) 918-6987

Registrant’s Telephone Number, Including Area Code

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

As of November 2, 2009, there were 99,665,228 common shares issued and outstanding.

FIRST NATIONAL ENERGY CORPORATION

INDEX

PART I—FINANCIAL INFORMATION

Interim Balance Sheets as at September 30, 2009 (unaudited) and December 31, 2008 (audited)	1
Interim Statements of Operations for the 9 month periods ended September 30, 2009 and September 30, 2008 and for the cumulative period since inception (unaudited)	2
Interim Statements of Operations for the 3 month periods ended September 30, 2009 and September 30, 2008	3
Interim Statements of Cash Flows for the 9 month periods ended September 30, 2009 and September 30, 2008 and for the cumulative period since inception (unaudited)	4
Interim Statements of Changes in Stockholders’ Deficiency for the period since inception (unaudited)	5 - 7
Condensed Notes to Interim Financial Statements (unaudited)	8 - 9

First National Energy Corporation

(Formerly First National Power Corporation)

(A Development Stage Company)

Financial Statements (unaudited)

For the 9 Month period ended September 30, 2009

Amounts expressed in US Dollars

PART I—FINANCIAL INFORMATION

Item 1.

Financial Statements.

First National Energy Corporation

(Formerly First National Power Corporation)

(A Development Stage Company)

Balance Sheets

As of September 30, 2009 and December 31, 2008

(Amounts expressed in US Dollars)

	September 30 2009	December 31 2008
	$	$
ASSETS
CURRENT ASSETS
Cash	40,546	85,122
	40,546	85,122

License for SWEG technology, net of amortization (Note 2)	1,778,288
	1,818,834	85,122

LIABILITIES
CURRENT LIABILITIES
Accounts payable and accrued liabilities	5,000	13,829
Loans from shareholders	258,313	258,313
	263,313	272,142

Going Concern (Note 1)

STOCKHOLDERS’ DEFICIENCY

Capital Stock	99,665	76,524
Additional Paid-in Capital	2,185,801	321,337
Deficit, Accumulated During the Development Stage	(729,945)	(584,881)
	1,555,521	(187,020)
	1,818,834	85,122

First National Energy Corporation

(Formerly First National Power Corporation)

(A Development Stage Company)

Statements of Operations

For the 9-month periods ended September 30, 2009 and 2008

(Amounts expressed in US Dollars)

	Cumulative Since Inception	9-Months Ended September 30 2009	9-Months Ended September 30 2008
	$	$	$
OPERATING EXPENSES

Interest Income	(6,973)	(74)	(1,669)

Forgiveness of accounts payable and loans	(47,394)
General and administrative expenses	430,332	67,821	19,944
Loss on Foreign Exchange	580	—	—
Project development costs	272,857	—	35,326
Amortization	77,317	77,317
Interest Expense	3,226	—	—
	729,945	(145,064)	53,601

NET LOSS	(729,945)	(145,064)	(53,601)

Net loss per share, basic and diluted		$(0.00)	$(0.07)

Weighted average common shares outstanding		47,495,631	764,228

First National Energy Corporation

(Formerly First National Power Corporation)

(A Development Stage Company)

Statements of Operations

For the 3-month periods ended September 30, 2009 and 2008

(Amounts expressed in US Dollars)

	3-Months Ended September 30 2009	3-Months Ended September 30 2008
	$	$
OPERATING EXPENSES

Interest Income	(10)	(398)

Forgiveness of accounts payable and loans
General and administrative expenses	4,659	4,251
Project development costs	—	5,000
Amortization	46,390
	(51,039)	8,853

NET LOSS	(51,039)	(8,853)

Net loss per share, basic and diluted	$(0.00)	$(0.01)

Weighted average common shares outstanding	99,665,228	764,228

First National Energy Corporation

(Formerly First National Power Corporation)

(A Development Stage Company)

Statements of Cash Flows

For the 9-month periods ended September 30, 2009 and 2008

(Amounts expressed in US Dollars)

	Cumulative Since Inception	9-Months Ended September 30 2009	9-Months Ended September 30 2008
	$	$	$
CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	(729,945)	(145,064)	(53,601)
Adjustments for items not affecting cash
Amortization	77,317	77,317
Shares issued for services rendered	332,390	32,000
Forgiveness of accounts payable and loans	(47,394)
Increase in project deposits			(10,000)
Increase (decrease) in accounts payable and accrued liabilities	8,999	(8,829)	(1,132)

Net cash used in operating activities	(358,633)	(44,576)	(64,733)

CASH FLOWS FROM FINANCING ACTIVITIES

Loans from Shareholders	301,708	—
Proceeds from sale of capital stock	97,471

Net cash provided by financing activities	399,179	—	—

NET INCREASE (DECREASE) IN CASH	40,546	(44,576)	(64,733)

Cash, beginning of period	—	85,122	158,313

CASH, END OF PERIOD	40,546	40,546	93,580

INCOME TAXES PAID	—	—	—

INTEREST PAID	3,226	—	—

First National Energy Corporation

(Formerly First National Power Corporation)

(A Development Stage Company)

Statements of Changes in Stockholders’ Deficiency

From Inception until September 30, 2009

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

From Inception until September 30, 2009

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

First National Energy Corporation

(Formerly First National Power Corporation)

(A Development Stage Company)

Statements of Changes in Stockholders’ Deficiency

From Inception until September 30, 2009

(Amounts expressed in US Dollars)

Shares issued for services rendered	100	100,000		400		500
Net Loss for the Year					(78,645)	(78,645)

Balance as of December 31, 2008	76,524	76,522,760	—	321,337	(584,881)	(187,020)

Stock split 1:100	(75,759)	(75,757,532)		75,759		—
Shares issued for services rendered	100	100,000		31,900		32,000
Purchase of SWEG license for shares	98,800	98,800,000		1,756,805		1,855,605
Net Loss for the Period					(145,064)	(145,064)

Balance as of September 30, 2009	99,665	99,665,228	—	2,185,801	(729,945)	1,555,521

First National Energy Corporation

(Formerly First National Power Corporation)

(A Development Stage Company)

Condensed Notes to the Interim Financial Statements

For the 9 months ended September 30, 2009 (unaudited)

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

The Company has reviewed subsequent events up to October 27, 2009

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

Going Concern

The Company’s financial statements are prepared using accounting principles generally accepted in the United States of America and applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company has not generated any revenues from its planned principal operations through September 30, 2009, has recorded losses since inception and has negative working capital. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from this uncertainty.

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

For the 9 months ended September 30, 2009 (unaudited)

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

Description of Business

Business Development

First National Energy Corporation (the “Registrant”) was incorporated as Capstone International Corporation on November 16, 2000, in the state of Delaware, and has a class of shares registered with the Securities and Exchange Commission on Form SB-2 as SEC File No. 333-62588, filed on September 8, 2001. The Registrant’s name was changed to “First National Power Corporation” on January 28, 2004, and was changed again to “First National Energy Corporation” on February 12, 2009, at which time the Registrant effected a reverse stock split, adopted a holding company structure, and relocated its corporate charter from Delaware to Nevada as part of a reorganization that resulted in a change in the Registrant’s stock symbol from FNPR to FNEC.

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

Business of Issuer

Since acquiring the technology license described above, management of the Registrant has expended significant time in seeking sources of capital to implement its business plan, which is primarily designed to exploit the licensed technology throughout the United States and Canada for commercial gain. The Registrant is also evaluating other alternatives in order to improve the Registrant's financial condition, including merger and acquisition opportunities. There is no assurance that the Registrant will be successful in raising capital or closing any such merger or acquisition transactions.

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

Item 3.

Quantitative and Qualitative Disclosures About Market Risk.

(Not applicable)

Item 4.

Controls and Procedures.

As of September 30, 2009, the Registrant carried out an evaluation of the effectiveness of the Registrant’s disclosure controls and procedures (as defined by Rule 13a-15(e) under the Securities Exchange Act of 1934) under the supervision and with the participation of the Registrant’s chief executive and chief financial officer. Based on and as of the date of such evaluation, the aforementioned officer has concluded that the Registrant’s disclosure controls and procedures were not effective.

The Registrant also maintains a system of internal accounting controls that is designed to provide assurance that assets are safeguarded and that transactions are executed in accordance with management’s authorization and properly recorded. This system is continually reviewed and is augmented by written policies and procedures, the careful selection and training of qualified personnel and an internal audit program to monitor its effectiveness. During the interim period ended September 30, 2009, there were no changes to this system of internal controls or in other factors that could significantly affect those controls.

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

(b)

Changes in Internal Control over Financial Reporting.

In connection with the preparation of the Registrant’s Annual Report on Form 10-KSB for the year ended December 31, 2008, management, with the participation of our Chief Financial Officer, evaluated the effectiveness of our internal controls over financial reporting, pursuant to Rule 13a-15 under the Exchange Act. Management conducted its evaluation of the Registrant’s internal control over financial reporting based on the framework in Internal Control – Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In the course of making our assessment of the effectiveness of internal controls over financial reporting, we identified one material weakness in our internal control over financial reporting. This material weakness consisted of inadequate staffing within the accounting operations of our company. The small number of employees who are responsible for accounting functions (more specifically, one) prevents us from segregating duties within our internal control system. The inadequate segregation of duties is a weakness because it could lead to the untimely identification and resolution of accounting and disclosure matters or could lead to a failure to perform timely and effective reviews. There have been no changes in our internal controls over financial reporting that occurred during the third fiscal quarter of 2009 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

———————

*

Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST NATIONAL ENERGY CORPORATION

Dated:	November 3, 2009	By:	/s/ PETER WANNER
Peter Wanner, Chief Executive Officer and Chief Financial Officer