Form 10-K
period 2009-12-31
First National Energy Corp.
filed 2010-04-19
CIK 1142129

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended: December 31, 2009

FIRST NATIONAL ENERGY CORPORATION
 (Exact name of registrant as specified in its charter)

Nevada	333-62588	66-0349372
(State of other jurisdiction of incorporation or organization)	(Commission File Number)	(IRS Employer Identification No.)

1551 Second Street, Sarasota, Florida 34236
(Address of principal executive offices)

Registrant’s telephone number: (416) 918-6987

FIRST NATIONAL POWER CORPORATION (Delaware)
(Former Name, Former Address, and Former Fiscal Year, if Changed Since Last Report)

(Mark One)
☑	Annual report pursuant to Section 13 or 15(d) of the securities exchange act of 1934 for the fiscal year ended December 31, 2009.

☐	Transition report under Section 13 or 15(d) of the securities exchange act of 1934

Securities registered under Section 12(b) of the Exchange Act:

Securities registered under Section 12(g) of the Exchange Act:  Common Stock Par Value $.001

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☑ Yes     ☐ No

Check if there is no disclosure of delinquent filers in response to Item 405 or Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)   Yes ☐  No ☑

State issuer’s revenues for its most recent fiscal year: None

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the average bid and asked price of such common equity, as of March 3, 2010: $4,188,233

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of March 31, 2010, there were 99,665,228 common shares issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The Registrant incorporates by reference, in Parts I, II and III of this annual report, the definitive information statements on Form DEF 14-C filed with the Securities and Exchange Commission on December 22, 2008, and May 4, 2009.

CAUTIONARY STATEMENTS REGARDING FORWARD-LOOKING INFORMATION

         Certain statements in this annual report on Form 10-K contain or may contain forward-looking statements that are subject to known and unknown risks, uncertainties and other factors which may cause actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These forward-looking statements were based on various factors and were derived utilizing numerous assumptions and other factors that could cause our actual results to differ materially from those in the forward-looking statements. These factors include, but are not limited to, our ability to consummate a merger or business combination, economic, political and market conditions and fluctuations, government and industry regulation, interest rate risk, U.S. and global competition, and other factors. Most of these factors are difficult to predict accurately and are generally beyond our control. You should consider the areas of risk described in connection with any forward-looking statements that may be made herein. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report.  Readers should carefully review this annual report in its entirety, including but not limited to our financial statements and the notes thereto.  Except for our ongoing obligations to disclose material information under the Federal securities laws, we undertake no obligation to release publicly any revisions to any forward-looking statements, to report events or to report the occurrence of unanticipated events. For any forward-looking statements contained in any document, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995.

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

As described in the definitive information statement on Form DEF 14-C filed with the Securities and Exchange Commission on December 22, 2009, and pursuant to the approval of the Registrant’s board of directors and a majority of its stockholders, on February 12, 2009, the Registrant effected a reorganization pursuant to that certain Agreement and Plan of Merger to Form Holding Company, dated as of December 10, 2009 (a true and complete copy of which is included in the Form DEF 14-C information statement described above), which had the effect of (1) implementing a reverse stock split of its issued and outstanding common shares at the rate of 100 to 1, thereby reducing the number of issued and outstanding common shares from 76,522,760 to 765,228, with no effect on the number of authorized common shares; (2) merging the Registrant with and into First National Power Corporation, a Nevada corporation and a wholly-owned indirect (second tier) subsidiary of the Registrant, such that First National Energy Corporation, a Nevada corporation and a wholly-owned direct (first tier) subsidiary of the Registrant, succeeded the Registrant as a successor issuer of its registered securities, pursuant to Rule 12g-3 under the Securities Exchange Act of 1934, and continued the business of the Registrant for all purposes; (3) exchanging each issued and outstanding share of the Registrant (bearing CUSIP number 32113F 10 3) on the record date (and after giving effect to the reverse stock split described above) into one new common share of the successor issuer (bearing CUSIP number 321129 108); (4) shifting the Registrant’s charter from the State of Delaware to the State of Nevada; (5) increasing the authorized capital of the Registrant from 100 million common shares to 300 million common shares; (6) changing the Registrant’s name from “First National Power Corporation” to “First National Energy Corporation”; and (7) changing the Registrant’s stock symbol from FNPR to FNEC.

On April 20, 2009, the Registrant acquired a territorial license to certain rights in alternative wind energy technology in exchange for 98,800,000 newly issued common shares of the Registrant, which resulted in a change in control of the Registrant, all as more particularly described in the definitive information statement on Form DEF 14-C filed with the Securities and Exchange Commission on May 4, 2009. The Registrant has valued the technology license received in such transaction at $1,855,605 after consulting with an outside valuation expert. As a result of such transaction, the Registrant was after such date no longer deemed to be a "shell company" as defined in Rule 12b-2 under the Securities Exchange Act of 1934.

Business of Issuer

Since acquiring the technology license described above, management of the Registrant has expended significant time seeking sources of capital to implement its business plan, which is primarily designed to exploit the licensed technology throughout the United States and Canada for commercial gain. The Registrant is also evaluating other alternatives in order to improve the Registrant's financial condition, including merger and acquisition opportunities. There is no assurance that the Registrant will be successful in raising capital or closing any such merger or acquisition transactions.

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

The Registrant will voluntarily make available to security holders upon request a copy of this annual report on Form 10-K, including audited financials.

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

Item 2.                      Description of Property

The Registrant maintains office space in Sarasota, Florida, at minimal cost. It currently does not own any equipment at that location.

Item 3.                      Legal Proceedings

The Registrant is not a party to any pending or threatened legal proceedings.

Item 4.  Submission of Matters to a Vote of Security Holders

The Registrant incorporates by reference its definitive information statements filed with the Securities and Exchange Commission on Form DEF 14-C on December 22, 2008, and May 4, 2009.

PART II

Item 5.  Market for Common Equity and Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities

Market Information

During the Registrant’s fiscal year ending December 31, 2009, its common stock traded on the Over-the Counter Bulletin Board (OTCBB) under the symbol FNPR.  Subsequently, as a consequence of the reorganization described elsewhere in this annual report, the Registrant’s stock symbol changed on February 13, 2009 to FNEC.  During 2008 and 2009, the high and low trading price for each quarter was as follows:

Year ended December 31, 2009 (1)	High	Low
1st quarter, ended March 31, 2009*	$1.55	$3.00
2nd quarter, ended June 30, 2009	$1.02	$0.31
3rd quarter, ended September 30, 2009	$3.00	$1.01
4th quarter, ended December 31, 2009	$1.10	$0.32

Year ended December 31, 2008 (1)
1st quarter, ended March 31, 2008*	$4.50	$1.50
2nd quarter, ended June 30, 2008*	$9.90	$0.40
3rd quarter, ended September 30, 2008*	$5.00	$0.50
4th quarter, ended December 31, 2008*	$2.00	$3.13

(1)	The Registrant's common stock only traded sporadically during this fiscal year.
(*)   Adjusted for 100 to 1 reverse stock split effected on February 12, 2009, described above.

The Registrant maintains a stock incentive plan, entitled “2005 Stock Incentive Plan for Employees and Consultants” and has registered 3 million of its common shares (1 million on February 25, 2005 and 2 million on April 11, 2005) for issuance under such stock incentive plan. To date, 830,000 shares have been issued under the stock incentive plan.

Holders of Common Equity

As of December 31, 2009, the Registrant had sixty-five (65) shareholders of record of its common stock.

Dividend Information

As of December 31, 2009, the Registrant has not paid any dividends to its shareholders and does not intend to pay dividends to its shareholders in the foreseeable future.  However, there are no restrictions which would limit the ability of the Registrant to pay dividends in the future.

Sales of Unregistered Securities

On April 20, 2009, the Registrant issued 98,800,000 newly issued common shares of the Registrant to acquire a territorial license to certain rights in alternative wind energy technology, all as more particularly described above.

Item 6.                      Selected Financial Data

There are no financial data which, if selected, would highlight any significant trends in the registrant's financial condition and results of operations.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

Certain statements, other than purely historical information, including estimates, projections, statements relating to our business plans, objectives, and expected operating results, and the assumptions upon which those statements are based, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements generally are identified by the words “believes,” “project,” “expects,” “anticipates,” “estimates,” “intends,” “strategy,” “plan,” “may,” “will,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions. We intend such forward-looking statements to be covered by the safe-harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and are including this statement for purposes of complying with those safe-harbor provisions. Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties which may cause actual results to differ materially from the forward-looking statements. Our ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse affect on our operations and future prospects on a consolidated basis include, but are not limited to: changes in economic conditions, legislative/regulatory changes, availability of capital, interest rates, competition, and generally accepted accounting principles. These risks and uncertainties should also be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise. Further information concerning our business, including additional factors that could materially affect our financial results, is included herein and in our other filings with the SEC.

Plan of Operation in the Next Twelve Months

Product Development

Subject to our financial constraints, we intend to continue the development and refinement of our approach to the market. Our focus is on developing a single product line the Supplementary Wind Energy Generation Unit, and to bundle it with other services including installation and maintenance, to make the acquisition of the bundle more attractive than just an additional source of revenue.

We plan to hone the design of a unique supplemental new wind turbine system over the next nine to twelve months, by upgrading and finalizing our existing designs. The resulting cost of energy should, therefore, be significantly lower than traditional wind power systems. These design and performance features to be developed and utilized in production models of our supplemental wind energy systems should further enhance our leadership position in technology development in the small wind power industry.

We believe that there is currently no or limited competition in the markets we plan to pursue, and there is an increasing demand due to the rising levels of installed wind energy capacity worldwide.

We will strive to achieve rapid growth through strategic alliances with existing wind energy service providers, with a view to bundling our products with products and services already being provided to existing wind energy facilities by such potential strategic partners.

Locate Suitable Administrative and Assembly Facilities

We plan to move to a new facility within the next 90 to 120 days in order to accommodate our operations and plans for expansion.  We are currently seeking office and assembly/test space where we can perform testing and final assembly of our supplemental wind energy systems. Our site selection criteria will include available tax credits and incentives.

We expect to rely on outside manufacturing partners for the manufacturing of all key system components.  We plan to then perform final assembly, test, and packaging internally at our facilities. No one manufacturing partner will provide all components, thus allowing us to better ensure our protection of our intellectual property and trade secrets.  We plan to create a highly efficient assembly facility with sufficient space to accommodate our expansion plans. We feel that our cost of manufacturing will decrease drastically as we utilize common processes and suppliers. We also intend to implement a quality assurance program and promote communication with design engineers to identify possible enhancements of our products as the manufacturing process evolves.

We further believe that with higher volume, better purchasing, and improved manufacturing outsourcing, we could significantly reduce our anticipated cost of goods. We view continuous improvement in quality and cost as a key priority for long term success.

Sales and Distribution Strategy

Our goal is for our supplemental wind energy systems to become leading products in the wind power marketplace in North America and internationally. In order to achieve our goal, we intend to increase awareness of our products with potential customers, who we anticipate will primarily be those who operate or are planning the development of significant wind energy resources.  We expect that large industry participants will be a significant market.

Our goal is to retain ownership of our installed products, dividing the energy output with the host facility in return for a license to locate our turbine assemblies on their turbine poles and sell the power produced by our assemblies through the host’s interconnection and sale arrangements with transmission providers and power purchasers.  However, we will also be seeking facilities that will do a sale-leaseback for the SWEG unit, allowing the lender to take advantage of any government incentives for investments in green energy products.

Our goal is to produce and ship 25 supplemental wind energy systems during the fiscal year ending December 31, 2010. At present we expect that it will take us approximately 8 weeks to build and ship a system after our design and specifications are finalized.  Our goal is to reduce this time to 3 weeks from contract to installation

North America

North American revenues are expected to benefit from the increasing availability of incentive programs and higher energy costs. With a high-quality line of wind turbine assemblies and an aggressive program of industry affiliations and promotion, we plan to establish and then expand our North American network of revenue producing locations. This strategy offers the potential for rapid revenue growth with strategic partners which have well-established relationships with potential customers.

We intend to promote brand name recognition for our products in the industry. Initial advertising may occur through industry publications and attendance at targeted trade shows. We expect the message that our supplemental wind energy systems provide stable and reliable outputs, particularly if bundled with high quality maintenance and repair services, will receive a strong response.

Strategic partners are an important aspect in our sales and distribution strategy.  Potential partners include companies that build and maintain large-scale wind energy farms throughout North America, who provide a vital link to potential end users of renewable energy equipment and are well placed to recommend our products, particularly if bundled with services already being provided by such partners to such end users.

We have identified several potential strategic partners that are interested in adding the marketing and possible bundling of our supplemental wind energy systems to their operations.

International - Beyond North America

We intend to develop our international marketing beyond North America in stages. The first stage will utilize an additional license of our proprietary technology for a specific foreign market with a vibrant and expanding wind energy market, to be followed by establishing a joint venture relationship with a strategic partner in the foreign market.  The research, planning, and relationship-building to support the extension of our business to the first such foreign market will begin in the fiscal 2010 year.  Over time, we expect to replicate this strategy sequentially in other foreign markets, and may possibly partner with manufacturers in such foreign markets to reduce costs.

Sales Personnel

At present our sales staff consists of our management.  We expect to hire additional employees over the next twelve months, including a management level operations director.

Expenses

We estimate the costs to implement our business strategy over the following twelve months to be:

●
Product Research and Development, primarily related to refining wind turbine assembly system designs, and establishing a supply chain and production. We estimate product development related expenses for the next twelve months will be approximately $975,000.

●
Marketing, including efforts to present our products to potential end users, direct marketing and attendance at trade shows as discussed above.  We estimate initial marketing expenses for the next twelve months will be approximately $300,000.

●	Research and Development costs consist of developing and testing our company website. We estimate that research and development costs for the next twelve months will be approximately $2,000.

●
Office, assembly and warehouse space, to accommodate our development and production plans as discussed above.  We estimate that our facilities cost and utilities for the next twelve month will be approximately $100,000.

●	General working capital, materials, inventory, labor and consulting costs of approximately $1,750,000.

Significant Equipment

We plan to purchase approximately $75,000 in capital equipment over the next twelve months, including various tenant improvements, a forklift to support our assembly operations, materials for assembly jigs, and various electronic and mechanical testing devices.

Results of Operations for the Years Ended December 31, 2009 and December 31, 2008

We only acquired the assets that comprise our current business on May 25, 2009.  Therefore, the following financial information is of limited value in evaluating our history and prospects.

Income. We recorded $-0- in revenues for the year ended December 31, 2009, compared with $-0- in revenues for the year ended December 31, 2008.

Operating Expenses. Operating expenses were $210,769 for the year ended December 31, 2009, compared to $78,645 for the year ended December 31, 2008. The largest components of expense items for each of the last two fiscal years were amortization (see Amortization of Technology License, below) of $129,638 and $-0- for the years ending December 31, 2009 and December 31, 2008, respectively; and general and administrative costs incurred to meet our reporting obligations as a public company, which were $81,136 and $35,027 for the years ending December 31, 2009 and December 31, 2008, respectively.

Amortization of Technology License

We are expensing as amortization each year a portion of our book value of the technology license acquired on May 25, 2009 ($129,638 and $-0- for the years ending December 31, 2009 and December 31, 2008, respectively).

Development Costs.

As more particularly described in Note 9 of the accompanying financial statements, we are expensing development costs, rather than capitalizing them, until we have a reasonable expectation of revenues.  This resulted in an expense for the years ending December 31, 2009 and December 3, 2008 of $-0- and $45,326, respectively.

Net Loss.  We recorded a comprehensive loss of $210,769 for the year ended December 31, 2009, compared to $78,645 for the year ended December 31, 2008.

Liquidity and Capital Resources

At December 31, 2009, we had $36,730 in current assets and $272,881 in current liabilities, resulting in a working capital deficit of ($236,151).  At December 31, 2008, we had $85,122 in current assets and $272,142 in current liabilities, resulting in a working capital deficit of ($187,020).

On May 25, 2009, we acquired technology license rights valued at $1,855,605 in exchange for 98,800,000 new restricted shares of our common stock, which were issued as more particularly described in Note 1 of the accompanying financial statements.

We do not anticipate paying dividends in the foreseeable future.

At present, we lack sufficient capital resources to fund our operations and business plan for the next twelve months.  We intend to obtain business capital through the use of private equity fundraising or shareholder loans. If we are not able to secure additional funding, the implementation of our business plan will be impaired. There can be no assurance that such additional financing will be available to us on acceptable terms or at all.  Our plan is that, in time, the primary source of capital for our business model will be revenue from the sale of power produced by our installed products.

Cash Flows from Operating Activities

Net cash used in operating activities was $48,392 for the twelve months ended December 31, 2009, compared to $73,191 for the twelve months ending December 31, 2008.

Cash Flows from Financing Activities

Cash provided by financing activities amounted to $-0- for the twelve months ended December 31, 2009, compared to $-0- for the twelve months ended December 31, 2008.

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

The Registrant has incurred net losses: ($210,769) for the fiscal year ended December 31, 2009 and ($78,645) for the fiscal year ended December 31, 2008  At December 31, 2009, the Registrant had an accumulated deficit of ($795,650). This raises substantial doubt about the Registrant's ability to continue as a going concern.

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

(B)  NEED FOR ADDITIONAL FINANCING MAY AFFECT OPERATIONS AND PLAN OF BUSINESS.

The working capital requirements associated with any adopted plan of business of the Registrant may be significant. The Registrant anticipates, based on currently proposed assumptions relating to its operations (including with respect to costs and expenditures and projected cash flow from operations), that it must seek financing to continue its operations (an amount which is as yet to be determined). However, such financing, when needed, may not be available, or on terms acceptable to management. The ability of the Registrant to continue as a going concern is dependent on additional sources of capital and the success of the Registrant's business plan. The Registrant's independent accountant audit report included in this Form 10-K includes a substantial doubt paragraph regarding the Registrant's ability to continue as a going concern.

If funding is insufficient at any time in the future, the Registrant may not be able to take advantage of business opportunities or respond to competitive pressures, or may be required to reduce the scope of its planned product development and marketing efforts, any of which could have a negative impact on its business, operating results and financial condition. In addition, insufficient funding may have a material adverse effect on the Registrant's financial condition, which could require the Registrant to:

●	curtail operations significantly;

●	sell significant assets;

●	seek arrangements with strategic partners or other parties that may require the Registrant to relinquish significant rights to products, technologies or markets;

●	explore other strategic alternatives including a merger or sale of the Registrant.

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

Item 8.                      Financial Statements and Supplementary Data

Financial statements as of and for the year ended December 31, 2009, and for the year ended December 31, 2008, are presented in a separate section of this report following Item 14.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosures.

None

Item 9A.  Disclosure Controls and Procedures

As of December 31, 2009, the Registrant carried out an evaluation of the effectiveness of the Registrant’s disclosure controls and procedures (as defined by Rule 13a-15(e) under the Securities Exchange Act of 1934) under the supervision and with the participation of the Chief Financial Officer. Based on and as of the date of such evaluation, the aforementioned officers have concluded that the Registrant’s disclosure controls and procedures were not effective.

The Registrant also maintains a system of internal accounting controls that is designed to provide assurance that assets are safeguarded and that transactions are executed in accordance with management’s authorization and properly recorded. This system is continually reviewed and is augmented by written policies and procedures, the careful selection and training of qualified personnel and an internal audit program to monitor its effectiveness. During the fiscal year ended December 31, 2009, there were no changes to this system of internal controls or in other factors that could significantly affect those controls.

Item 9A(T). Controls and Procedures

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act. Internal control over financial reporting refers to a process designed by, or under the supervision of our Chief Financial Officer and effected by our Board, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in connection with generally accepted accounting principles, including those policies and procedures that:

●	Pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets;

●
Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

●
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

In connection with the preparation of this Annual Report on Form 10-K for the year ended December 31, 2009, management, with the participation of our Chief Financial Officer, has evaluated the effectiveness of our internal controls over financial reporting, pursuant to Rule 13a-15 under the Exchange Act. Management conducted its evaluation of the Registrant’s internal control over financial reporting based on the framework in Internal Control – Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In the course of making our assessment of the effectiveness of internal controls over financial reporting, we identified one material weakness in our internal control over financial reporting. This material weakness consisted of inadequate staffing within the accounting operations of our company. The small number of employees who are responsible for accounting functions (more specifically, one) prevents us from segregating duties within our internal control system. The inadequate segregation of duties is a weakness because it could lead to the untimely identification and resolution of accounting and disclosure matters or could lead to a failure to perform timely and effective reviews. There were no changes in our internal controls over financial reporting that occurred during the fourth fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

This Annual Report on Form 10-K does not include an attestation report of the Registrant’s independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this Annual Report on Form 10-K.

Item 9B.  Other Information

The Registrant reported the following current events required to be reported on Form 8K during the fiscal year ended December 31, 2009:

(a)	Reorganization on February 12, 2009, more particularly described above; and

(b)	Acquisition of technology license on May 25, 2009, described above.

PART III

Item 10.  Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

DOUG LINDEBLOM   Director, Chairman of the Board of Directors, Chief Executive Officer and President of the Company.

Mr. Lindeblom, age 53, is currently Director of Economic Development and Tourism for the Regional Municipality of Durham, Province of Ontario, Canada. Doug has over 25 years experience in the economic development, marketing and real estate fields. His sector focus in Durham is in the energy sector, and he has been actively involved in the formation and administration of the Durham Strategic Energy Alliance, where he sits as the Board Secretary.

Peter Wanner, Director, Treasurer, Chief Executive Officer and Chief Financial Officer.

Mr. Wanner, age 57, is a qualified accountant certified in Canada and Ontario and has 15 years experience as a business consultant to start-up companies, as well as companies in refinancing and turnaround. He also has 26 years of experience in financing accounting, including 2 years in public accounting as well as international experience working in Mexico, United Kingdom and United States. Mr. Wanner has served as a director since May 4, 2004.  The term of office for any director is for a period of one year, or until the next annual meeting (or special meeting in lieu of an annual) of the shareholders.

GIANNI CAPUTO Director, Vice President and Secretary of the Company.

Mr. Caputo, age 29, has for the past five years served as Project and Kiosk Integration Manager of Aareas Interative, Inc. (www.aareas.com), a developer of technologies for real estate sales and marketing serving the building industry in the United States and Canada with annual revenues of approximately $4 million.  Mr. Caputo supervises 17 Aareas employees.

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

The Board of Directors includes Doug Lindeblom, Peter Wanner, and Gianni Caputo. Mr Lindeblom and Peter Wanner serve informally as the Registrant’s audit committee.

Compliance with Section 16(a) of the Exchange Act.

As of the date of filing this report, the Registrant is not aware of any person who, at any time during the year ended December 31, 2009, was a director, officer, beneficial owner of more than ten percent of any class of equity securities of the registrant that failed to file on a timely basis reports required by Section 16(a) during the most recent fiscal year or prior years.

Code of Ethics

As of the date of filing this report, the Registrant has not adopted a Code of Ethics

Item 11.  Executive Compensation.

Executive officers and directors of the Registrant do not currently receive and are not accruing any compensation:

SUMMARY COMPENSATION TABLE
Name and principal position	Year	Salary	Bonus	Stock awards	Option awards	Nonequity in-centive plan compensation	Nonqualified deferred compensation earnings	All other compensation	Total
		($)	($)	($)	($)	($)	($)	($)	($)
Doug Lindeblom, President CEO	2009	$0	$0	$0	$0	$0	$0	$0	$0

Peter Wanner, Chief Financial Officer	2009	$0	$0	$32,000	$0	$0	$0	$0	$32,000
	2008	$0	$0	$0	$0	$0	$0	$0	$0
Gianni Caputo, Vice President
	2009	$0	$0	$0	$0	$0	$0	$0	$0

The Registrant maintains a stock incentive plan, entitled “2005 Stock Incentive Plan for Employees and Consultants” and has registered 3 million of its common shares (1 million on February 25, 2005 and 2 million on April 11, 2005) for issuance under such stock incentive plan.  To date, 830,000 shares have been issued under the stock incentive plan.

Item 12.  Security Ownership of Certain Beneficial Owners and Management.

The following table sets forth information regarding the beneficial ownership of shares of the Registrant's common stock as of December 31, 2009 (99,665,228 common shares issued and outstanding) by (i) all stockholders known to the
Registrant to be beneficial owners of more than 5% of the outstanding common stock; and (ii) all officers and directors of the Registrant, individually and as a group (each person has sole voting power and sole dispositive power as to all of the shares shown as beneficially owned by them):

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership(1)	Percent of Class
Common	Lubi Investments, Inc.(2) 1551 Second Street Sarasota, Florida 34236	85,462,000	85.84%

Common	Doug Lindeblom 1551 Second Street Sarasota FL 34236	296,400	0.3%

Common	Gianni Caputo 1551 Second Street Sarasota FL 34236	296,400	0.3%

Common	Peter Wanner	165,000	0.17%
	44 Greystone Crescent
	Georgetown ONT L7G 1G9 Canada

Common	Directors and officers as a group	757,800	0.76%

(1)
None of these security holders has the right to acquire any amount of shares within sixty days from options, warrants, rights, conversion privilege, or similar obligations. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities.  Shares of our common stock which may be acquired upon exercise of stock options or warrants which are currently exercisable or which become exercisable within 60 days after the date indicated in the table are deemed beneficially owned by the optionees.  Subject to any applicable community property laws, the persons or entities named in the table above have sole voting and investment power with respect to all shares indicated as beneficially owned by them.

(2)	Lubi Investments Inc. was incorporated and is beneficially owned and controlled by Mr. Frank Cavicchia, of the same address.

Item 13.  Certain Relationships and Related Transactions.

Except as otherwise disclosed elsewhere herein, during the last two fiscal years there have not been any transactions between the Registrant and any of its officers, directors, and five percent or greater shareholders.

Item 14.  Principal Accountant Fees and Services

1. Audit Fees: Aggregate  fees billed for each of the last two (2) fiscal years for professional services rendered by the principal accountant for the audit of the annual financial statements and review of financial statements included on Form 10-QSB:
2008:           $15,166
2009:           $14,363

2. Audit-Related Fees: Aggregate fees billed in each of the last two (2) fiscal years for assurance and related services by the principal accountant that are reasonably related to the performance of the audit or review of the financial statements and are not reported previously.
2008:           $0
2009:           $0

3. Tax Fees: Aggregate fees billed in each of the last two (2) fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning.

2008:           $0
2009:           $0

4. All Other Fees: Aggregate fees billed in each of the last two (2) fiscal years for products and services provided by the principal accountant, other than the services previously reported.

2008:           $0
2009:           $0

5. Audit Committee Pre-Approval Procedures.  The Board of Directors has not, to date, formally chartered an Audit Committee.

Item 15.  Exhibits

(a)	Documents filed as part of this report:

(1)	Report of Independent Registered Public Accounting Firm
Consolidated Financial Statements covered by the Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of December 31, 2009 and December 31, 2008
Consolidated Statements of Operations for the Years ended December 31, 2009 and 2008 and for the cumulative period since inception
Statements of Stockholders’ Equity Deficiency for the years ended December 31, 2009 and 2008
Consolidated Statements of Cash Flows for the years ended December 31, 2009 and 2008 and for the cumulative period since inception
Consolidated Notes to Financial Statements for the years ended December 31, 2009 and 2008

(b)	Exhibits included or incorporated by reference herein are set forth in the following Exhibit Index.

Exhibit No.	Document	Location
3.1	Articles of Incorporation	Previously Filed
3.2	Bylaws	Previously Filed
3.3	DEF 14-C Information Statement	Previously Filed
31.1	Sect. 302 Certification	Included
31.2	Sect. 302 Certification	Included
32.1	Sect. 906 Certification	Included

Signatures

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST NATIONAL ENERGY CORPORATION

Date: April 15, 2010

/s/ Doug Lindeblom
Doug Lindeblom
Chief Executive Officer

/s/ Peter Wanner
Peter Wanner
Chief Financial Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

FIRST NATIONAL ENERGY CORPORATION

Date: April 15, 2010

/s/ Doug Lindeblom
Doug Lindeblom
Chief Executive Officer

/s/ Peter Wanner
Peter Wanner
Chief Financial Officer

First National Energy Corporation

(Formerly First National Power Corporation)

(A Development Stage Company)

 Consolidated Financial Statements

Together with Report of Independent Registered Public Accounting Firm

December 31, 2009 and 2008

(Amounts expressed in US Dollars)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
First National Energy Corporation
(Formerly First National Power Corporation)
(A Development Stage Company)

We have audited the accompanying consolidated balance sheets of First National Energy Corporation (formerly First National Power Corporation) (incorporated in Delaware) as at December 31, 2009 and 2008 and the related consolidated statements of operations and comprehensive loss, cash flows and stockholders’ equity (deficiency) for the years ended December 31, 2004 through 2009.  These consolidated financial statements are the responsibility of the Company’s management.  We did not audit the financial statements of the Company from the date of inception to December 31, 2003, which statements reflect cumulative total assets of $Nil as of December 31, 2003 and cumulative expenses of $158,215 for the period from inception to December 31, 2003.  Those statements were audited by another auditor whose report has been furnished to us, and our opinion, insofar as it relates to the cumulative financial information from inception to December 31, 2003, is based solely on the report of the other auditor.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits and the report of the other auditor provides a reasonable basis for our opinion.

In our opinion, based on our audits and the report of the other auditor, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of First National Energy Corporation as at December 31, 2009 and 2008 and the results of its operations and its cash flows for the years ended December 31, 2009 and 2008 and for the period from inception to December 31, 2009 in accordance with generally accepted accounting principles in the United States of America.

The company is not required to have nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal controls over financial reporting.  Accordingly, we express no such opinion.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern.  As discussed in note 2 to the consolidated financial statements, the Company is in the development stage, has a working capital deficiency, has yet to achieve profitable operations, has accumulated losses since its inception and expects to incur further losses in the development of its business.  These conditions raise substantial doubt about its ability to continue as going concern.  The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

“SCHWARTZ LEVITSKY FELDMAN LLP”

Toronto, Ontario, Canada	Chartered Accountants
April 12, 2010	Licensed Public Accountants

David E. Coffey Certified Public Accountant	6767 West Tropicana Ave., Suite 216, Las Vegas, Nevada 89103

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

David E. Coffey, C.P.A.
Las Vegas, Nevada
April 13, 2004

FIRST NATIONAL ENERGY CORPORATION (Formerly First National Power Corporation)
(A Development Stage Company)
Consolidated Balance Sheets
As of December 31, 2009 and December 31, 2008
(Amounts expressed in US Dollars)

		December 31 2009	December 31 2008
ASSETS
	CURRENT ASSETS
	Cash	$36,730	$85,122
		36,730	85,122

	License for SWEG technology, net of amortization (Note 4)	1,725,967

		1,762,697	85,122

LIABILITIES
	CURRENT LIABILITIES
	Accounts payable and accrued liabilities (Note 5)	14,568	13,829
	Loans from shareholders (Note 6)	258,313	258,313
		272,881	272,142

Going Concern (Note 2)

STOCKHOLDERS’ EQUITY (DEFICIENCY)

	CAPITAL STOCK (Note 7)	99,665	76,524
	ADDITIONAL PAID-IN-CAPITAL	2,185,801	321,337
	DEFICIT, ACCUMULATED DURING THE DEVELOPMENT STAGE	(795,650)	(584,881)
		1,489,816	(187,020)

		1,762,697	85,122

The Notes form an integral part of the Consolidated Financial Statements

FIRST NATIONAL ENERGY CORPORATION (Formerly First National Power Corporation)
(A Development Stage Company)
Consolidated Statements of Operations and Comprehensive Loss
For the years ended December 31, 2009 and December 31, 2008
and the cumulative period since Inception
(Amounts expressed in US Dollars)

		Year	Year
	Cumulative	ended	ended
	Since	December 31	December 31
	Inception	2009	2008
OPERATING EXPENSES

Interest Income	$(6,904)	$(5)	$(1,999)

Forgiveness of accounts payable and loans	(47,394)
General and administrative expenses	443,647	81,136	35,027
Loss on Foreign Exchange	580	-	291
Amortization	129,638	129,638
Project development costs (Note 9)	272,857	-	45,326
Interest Expense	3,226	-	-
	795,650	210,769	78,645

NET LOSS AND COMPREHENSIVE LOSS	(795,650)	(210,769)	(78,645)

Net loss per share, basic and diluted		$(0.00)	$(0.10)

Weighted average common shares outstanding (Note 11)		60,645,228	764,356

The Notes form an integral part of the Consolidated Financial Statements

FIRST NATIONAL ENERGY CORPORATION (Formerly First National Power Corporation)
(A Development Stage Company)
Consolidated Statements of Cash Flows
For the years ended December 31, 2009 and December 31, 2008
and the cumulative period since Inception
(Amounts expressed in US Dollars)

		Year	Year
	Cumulative	ended	ended
	Since	December 31	December 31
	Inception	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$(795,650)	$(210,769)	$(78,645)
Adjustments for items not affecting cash
Amortization	129,638	129,638
Shares issued for services rendered	332,390	32,000	500
Forgiveness of accounts payable and loans	(47,394)
Increase (decrease) in accounts payable
and accrued liabilities	18,567	739	4,954

Net cash used in operating activities	(362,449)	(48,392)	(73,191)

CASH FLOWS FROM FINANCING ACTIVITIES

Loans from Shareholders	301,708	-
Proceeds from sale of capital stock	97,471

Net cash provided by financing activities	399,179	-	-

NET INCREASE (DECREASE) IN CASH	36,730	(48,392)	(73,191)

Cash, beginning of period	-	85,122	158,313

CASH, END OF PERIOD	36,730	36,730	85,122

INCOME TAXES PAID	-	-	-

INTEREST PAID	3,226	-	-

NON-CASH TRANSACTIONS - PURCHASE OF SWEG TECHNOLOGY FOR SHARES	1,855,605	1,855,605	-

The Notes form an integral part of the Consolidated Financial Statements

FIRST NATIONAL ENERGY CORPORATION (Formerly First National Power Corporation)
(A Development Stage Company)
Consolidated Statements of Changes in Stockholders’ Equity (Deficiency)
From Inception until December 31, 2009
(Amounts expressed in US Dollars)

					Deficit
		Common		Additional	accumulated
	Common	Stock	Common	Paid-In	during the	Total
	Stock	Number of	Stock	Capital	development	Shareholder
	Amount	Shares	Subscribed	(Discount)	stage	Equity
Balance at November 16, 2000
Issuance of common stock for cash	$100	100,000	$	$900	$	$1,000
Net Loss for the Period					(968)	(968)

Balance as of December 31, 2000	100	100,000	-	900	(968)	32

Issuance of stock for cash	400	400,000		3,600		4,000
Issuance of stock for cash	700	700,000		6,300		7,000
Issuance of stock for cash	850	850,000		7,650		8,500
Currency Translation				100		100
Net Loss for the Year					(23,954)	(23,954)

Balance as of December 31, 2001	2,050	2,050,000	-	18,550	(24,922)	(4,322)

Expiration of recission offer for
sale of stock	64	63,536		6,290		6,354
Net Loss for the Year					(26,047)	(26,047)

Balance as of December 31, 2002	2,114	2,113,536	-	24,840	(50,969)	(24,015)

The Notes form an integral part of the Consolidated Financial Statements

FIRST NATIONAL ENERGY CORPORATION (Formerly First National Power Corporation)
(A Development Stage Company)
Consolidated Statements of Changes in Stockholders’ Equity (Deficiency)
From Inception until December 31, 2009
(Amounts expressed in US Dollars)

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

The Notes form an integral part of the Consolidated Financial Statements

FIRST NATIONAL ENERGY CORPORATION (Formerly First National Power Corporation)
(A Development Stage Company)
Consolidated Statements of Changes in Stockholders’ Equity (Deficiency)
From Inception until December 31, 2009
(Amounts expressed in US Dollars)

Shares issued for services rendered	100	100,000		400		500
Net Loss for the period					(78,645)	(78,645)

Balance as of December 31, 2008	76,524	76,522,760	-	321,337	(584,881)	(187,020)

Reverse Stock split 1:100	(75,759)	(75,757,532)		75,759		-
Shares issued for services rendered	100	100,000		31,900		32,000
Purchase of SWEG license for shares	98,800	98,800,000		1,756,805		1,855,605
Net Loss for the Period					(210,769)	(210,769)

Balance as of December 31, 2009	99,665	99,665,228	-	2,185,801	(795,650)	1,489,816

The Notes form an integral part of the Consolidated Financial Statements

First National Energy Corporation
(Formerly First National Power Corporation)
(A Development Stage Company)
Notes to the Consolidated Financial Statements
December 31, 2009 and 2008
(Amounts expressed in US Dollars)

1         GENERAL

a)	Description of the Business

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

The Company’s business purpose is the provision of wind-driven solutions for power generation. Current projects for the Company are the completion of power generation projects from supplemental wind generation technologies.

b)	Purchase of Technology License

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

On May 14, 2009, the Company and Boreas amended the Agreement by making and entering into a First Amendment of Technology License and Stock Purchase Agreement (the “Amendment”), pursuant to which (1) Boreas elected, as authorized by the Agreement, to cause the new restricted and unregistered common shares of the Company due to Boreas at the Closing to be issued to the stockholders of Boreas, and (2) the Company and Boreas agreed to reduce the number of new restricted and unregistered common shares of the Company to be issued at the closing of the transaction, from 98,915,000 shares to 98,800,000 shares.

First National Energy Corporation
(Formerly First National Power Corporation)
(A Development Stage Company)
Notes to the Consolidated Financial Statements
December 31, 2009 and 2008
(Amounts expressed in US Dollars)

In exchange for the Company acquiring the technology license from Boreas at the Closing pursuant to the Agreement (as amended by the Amendment), the shareholders of Boreas received an aggregate of 98,800,000 new restricted and unregistered common shares of the Company's common stock. Accordingly, the Boreas Shareholders now own 99.13% of the Company's 99,665,228 outstanding shares. No finder’s fees were paid or consulting agreements entered into by the Company in connection with the transaction.

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

2         GOING CONCERN

The Company’s financial statements are prepared using accounting principles generally accepted in the United States of America and applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business.  However, the Company has not generated any revenues from its planned principal operations through December 31, 2009 has recorded losses since inception, has negative working capital, has yet to achieve profitable operations and expects further losses in the development of its business.  These conditions raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from this uncertainty.

First National Energy Corporation
(Formerly First National Power Corporation)
(A Development Stage Company)
Notes to the Consolidated Financial Statements
December 31, 2009 and 2008
(Amounts expressed in US Dollars)

3         SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a)	Basis of Consolidation

The consolidated financial statements include the accounts of First National Energy Corporation and its wholly-owned subsidiary First National Power Corporation. All material inter-company amounts have been eliminated.

b)	Use of Estimates

These financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America. Because a precise determination of assets and liabilities, and correspondingly revenues and expenses, depend on future events, the preparation of financial statements for any period necessarily involves the use of estimates and assumptions. Actual amounts may differ from these estimates. These financial statements have, in management’s opinion, been properly prepared within reasonable limits of materiality and within the framework of the accounting policies summarized below. Significant estimates include the recording of accruals, the useful life of intangible assets and the determination of the valuation of allowances for deferred tax assets.

c)	Financial Instruments

The carrying amounts of the Company’s accounts payable and accrued liabilities and loans from shareholders approximate their fair values, because of the short maturity of these instruments.

d)	Income Taxes
Deferred income taxes are provided using the asset and liability method of accounting.  Under the liability method, deferred income taxes are recognized for all significant temporary differences between the tax and financial statement bases of assets and liabilities.

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

e)	Earnings or Loss Per Share

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

First National Energy Corporation
(Formerly First National Power Corporation)
(A Development Stage Company)
Notes to the Consolidated Financial Statements
December 31, 2009 and 2008
(Amounts expressed in US Dollars)

f)	Comprehensive Income

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

g)	Intangible Assets

Intangible assets include the technology license which are amortized over the estimated useful life of 10 years on a straight line basis

h)	Long Lived Assets

The Company reviews long-lived assets to he held and used for impairment whenever events of changes in circumstances indicated that the carrying amount may not be recoverable

i)	Recent Pronouncements

In June 2009, the Financial Accounting Standards Board (“FASB”) issued guidance now codified under Accounting Standards Codification (“ASC”) Topic 105-10, which establishes the FASB Accounting Standards Codification (the “Codification”) as the source of authoritative accounting principles recognized by the FASB to be applied in the preparation of financial statements in conformity with GAAP. ASC Topic 105-10 explicitly recognizes rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under federal securities laws as authoritative GAAP for SEC registrants. Upon adoption of this guidance under ASC Topic 105-10, the Codification superseded all then-existing non-SEC accounting and reporting standards. All other non-grandfathered non-SEC accounting literature not included in the Codification became non-authoritative. References made to authoritative FASB guidance throughout the financial statements have been updated to the applicable Codification section.

 On October 10, 2008, the FASB issued FASB ASC 820-10-35 (Previously known as FSP FAS 157-3, “Determining the Fair Value of a Financial Asset in a Market That Is Not Active.”) which was effective upon issuance, including periods for which financial statements have not been issued. It clarified the application of FASB ASC 820-10 in an inactive market and provided an illustrative example to demonstrate how the fair value of a financial asset is determined when the market for that financial asset is inactive. The adoption of this standard did not have a material impact on the Company’s financial position and results of operations.

In April 2009, the FASB issued FASB ASC 820-10-65 (Previously known as FSP 157-4 “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly”). Based on the guidance, if an entity determines that the level of activity for an asset or liability has significantly decreased and that a transaction is not orderly, further analysis of transactions or quoted prices is needed, and a significant adjustment to the transaction or quoted prices may be necessary to estimate fair value in accordance with Statement of Financial Accounting Standards FASB ASC 820-10 (Prior authoritative literature: SFAS No. 157 “Fair Value Measurements”). This standard is to be applied prospectively and is effective for interim and annual periods ending after June 15, 2009 with early adoption permitted for periods ending after March 15, 2009. The adoption of this standard did not have a material impact on the Company’s financial position and results of operations.

First National Energy Corporation
(Formerly First National Power Corporation)
(A Development Stage Company)
Notes to the Consolidated Financial Statements
December 31, 2009 and 2008
(Amounts expressed in US Dollars)

In 2008, the FASB issued FASB ASC 815-40 (Previously known as EITF 07-05, Determining whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock). FASB ASC 815-40 provides guidance on determining what types of instruments or embedded features in an instrument held by a reporting entity can be considered indexed to its own stock for the purpose of evaluating the first criteria of the scope exception in FASB ASC 810-10-15 (Prior authoritative literature: paragraph 11(a) of SFAS 133). The adoption of this standard did not have a material impact on the Company’s financial position and results of operations.

In December 2007, the FASB issued FASB ASC 805-10 (Prior authoritative literature: SFAS No. 141(R) “Business Combinations”). FASB ASC 805-10 establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non controlling interest in the acquiree and the goodwill acquired. The Statement also establishes disclosure requirements which will enable users to evaluate the nature and financial effects of the business combination. FASB ASC 805-10 changes how business combinations are accounted for and impacts financial statements both on the acquisition date and in subsequent periods. The adoption of this standard did not have a material impact on the Company’s financial position and results of operations although it may have a material impact on accounting for business combinations in the future which cannot currently be determined.

In April 2009, the FASB issued FASB ASC 805-10-05 (Previously known as Statement No. 141(R)-1 "Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arises from Contingencies"). For business combinations, the standard requires the acquirer to recognize at fair value an asset acquired or liability assumed from a contingency if the acquisition date fair value can be determined during the measurement period. The adoption of this standard did not have a material impact on the Company’s financial position and results of operations although it may have a material impact on accounting for business combinations in the future which cannot currently be determined.

In April 2009, the FASB issued FASB ASC 825-10-50 (Previously known as FASB Staff Position No. 107-1) and FASB ASC 270-10-05 (Prior authoritative literature: APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments,”) which requires disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. This Staff Position is effective for interim reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The adoption of this standard did not have a material impact on the Company’s financial position and results of operations.

In January 2010, the FASB issued updated guidance to amend the disclosure requirements related to recurring and nonrecurring fair value measurements. This update requires new disclosures on significant transfers of assets and liabilities between Level 1 and Level 2 of the fair value hierarchy (including the reasons for these transfers) and the reasons for any transfers in or out of Level 3. This update also requires a reconciliation of recurring Level 3 measurements about purchases, sales, issuances and settlements on a gross basis. In addition to these new disclosure requirements, this update clarifies certain existing disclosure requirements. For example, this update clarifies that reporting entities are required to provide fair value measurement disclosures for each class of assets and liabilities rather than each major category of assets and liabilities. This update also clarifies the requirement for entities to disclose information about both the valuation techniques and inputs used in estimating Level 2 and Level 3 fair value measurements. Other than requiring additional

First National Energy Corporation
(Formerly First National Power Corporation)
(A Development Stage Company)
Notes to the Consolidated Financial Statements
December 31, 2009 and 2008
(Amounts expressed in US Dollars)

disclosures, the adoption of this standard did not have a material impact on the Company’s financial position and results of operations.

In May 2009, the FASB issued FASB ASC 855-10 (Previously known as SFAS No. 165, “Subsequent Events”) FASB ASC 855-10 establishes general standards for accounting for and disclosure of events that occur after the balance sheet date but before financial statements are available to be issued (“subsequent events”). More specifically, FASB ASC 855-10 sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition in the financial statements, identifies the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements and the disclosures that should be made about events or transactions that occur after the balance sheet date. FASB ASC 855-10 provides largely the same guidance on subsequent events which previously existed only in auditing literature. The adoption of this standard did not have a material impact on the Company’s financial position and results of operations.

In February 2010, FASB issued ASU 2010-09 Subsequent Event (Topic 855) Amendments to Certain Recognition and Disclosure Requirements. ASU 2010-09 removes the requirement for an SEC filer to disclose a date through which subsequent events have been evaluated in both issued and revised financial statements. Revised financial statements include financial statements revised as a result of either correction of an error or retrospective application of GAAP. All of the amendments in ASU 2010-09 are effective upon issuance of the final ASU, except for the use of the issued date for conduit debt obligors. That amendment is effective for interim or annual periods ending after June 15, 2010. The Company has adopted this standard and as a result did not disclose the date through which subsequent events have been evaluated.

In June 2009, the FASB issued ASC 810, “Consolidation” (ASC 810), which changes the approach in determining the primary beneficiary of a variable interest entity (VIE) and requires companies to more frequently assess whether they must consolidate VIEs. ASC 810 is effective for annual periods beginning after November 15, 2009. The Company is evaluating the impact, if any, the adoption of ASC 810 will have on its financial statements.

In October 2009, the FASB issued new guidance for revenue recognition with multiple deliverables, which is effective for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, although early adoption is permitted. This guidance eliminates the residual method under the current guidance and replaces it with the “relative selling price” method when allocating revenue in a multiple deliverable arrangement. The selling price for each deliverable shall be determined using vendor specific objective evidence of selling price, if it exists, otherwise third-party evidence of selling price shall be used. If neither exists for a deliverable, the vendor shall use its best estimate of the selling price for that deliverable. After adoption, this guidance will also require expanded qualitative and quantitative disclosures. The Company is currently assessing the impact of adoption on its financial position and results of operations.
.

First National Energy Corporation
(Formerly First National Power Corporation)
(A Development Stage Company)
Notes to the Consolidated Financial Statements
December 31, 2009 and 2008
(Amounts expressed in US Dollars)

4              LICENSE FOR SWEG TECHNOLOGY

	2009			2008
	Cost	Accumulated Amortization	Net Book Value	Net Book Value
Technology License (Note 1)	$1,855,605	$129,638	$1,725,967	$-

Amortization for the next 5 years is estimated to be $185,561 per year

5              ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities are comprised of the following

	2009	2008
Trade Payables	$-	$829
Accrued Professional Fees	$14,568	$13,000
	$14,568	$13,829

6              LOANS FROM SHAREHOLDERS

The loans are unsecured, non-interest bearing and are payable on demand.

7              CAPITAL STOCK

a)              Authorized

300,000,000 Common shares with a par value of $0.001 per share

b)              Issued

99,665,228  Common shares (in 2008 765,228 - 76,522,760 prior to reverse stock split effective February 10, 2009)

c)              Changes to Issued Share Capital

During the year ended December, 31, 2009, the company issued 100,000 shares for officer fees. This was value at $32,000 and  is included in Administration Costs

First National Energy Corporation
(Formerly First National Power Corporation)
(A Development Stage Company)
Notes to the Consolidated Financial Statements
December 31, 2009 and 2008
(Amounts expressed in US Dollars)

As well, the Company issued 98,800,000 shares valued at $1,756,805 for the purchase of the SWEG technology (See Note 1).

During the year ended December 31, 2008, the Company issued 1,000 shares (100,000 shares prior to the reverse stock split effective February 10, 2009) valued at $500 in exchange for legal services provided to the Company,

8              INCOME TAXES

a)              Deferred Income Taxes

The tax effect of significant temporary differences that gave rise to the benefit is as follows:

	2009	2008

Operating Losses Available to offset future taxes	$232,841	$190,070
Tax basis of license in excess of accounting basis	$15,329
Valuation Allowance	$(248,170)	$(190,070)
Net Deferred Assets	$-	$-

The Company has determined that realization of a deferred tax asset is not likely and therefore a valuation allowance has been recorded against this deferred income tax asset.

b)              Current Income Taxes

Current income taxes consist of

	2009	2008
Amounts calculated at statutory rates	$(68,500)	$(25,560)
Permanent differences	10,400	-
	(58,100)	(25,560)
Change in valuation allowance	58,100	25,560
	$-	$-

First National Energy Corporation
(Formerly First National Power Corporation)
(A Development Stage Company)
Notes to the Consolidated Financial Statements
December 31, 2009 and 2008
(Amounts expressed in US Dollars)

c)              Income tax losses carried forward

The company has non-capital losses for tax purposes which can be applied against future taxable income. These losses expire as follows:

2029	$131,602
2028	$78,645
2027	$30,760
2026	$32,912
2025	$208,887
2024	$233,627
Total	$716,433
The non-capital losses carried forward are subject to review by the Internal Revenue Service and may be limited due to change of control restrictions

9              PROJECT DEVELOPMENT COSTS

In accordance with generally accepted accounting principles, fees and expenses incurred while developing a project cannot be capitalized until there is a reasonable expectation of a revenue stream. As the Company is still in the very early stages of power generation projects, it was determined that costs incurred to date had to be expensed.

10              SEGMENTED INFORMATION

The Company operates in only one business segment, namely the development of alternative energy sources. All of the Company’s assets are located in the United States of America.

11              WEIGHTED AVERAGE COMMON SHARES OUTSTANDING

The weighted average shares outstanding has been adjusted to reflect a 100 to 1 reverse stock split effective February 10, 2009

12              FAIR VALUE MEASUREMENTS

The Company follows ASC 820-10, “Fair Value Measurements and Disclosures” (ASC 820-10), which among other things, defines fair value, establishes a consistent framework for measuring fair value and expands disclosure for each major asset and liability category measured at fair value on either a recurring or

First National Energy Corporation
(Formerly First National Power Corporation)
(A Development Stage Company)
Notes to the Consolidated Financial Statements
December 31, 2009 and 2008
(Amounts expressed in US Dollars)

nonrecurring basis. Fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. As a basis for considering such assumptions, a three-tier fair value hierarchy has been established, which prioritizes the inputs used in measuring fair value as follows:

• Level 1—Inputs are unadjusted, quoted prices in active markets for identical assets or liabilities at the measurement date.

Fair valued assets that are generally included in this category are cash equivalents comprised of money market funds, restricted cash and short-term investments.

• Level 2—Inputs (other than quoted prices included in Level 1) are either directly or indirectly observable for the asset or liability through correlation with market data at the measurement date and for the duration of the instrument’s anticipated life.

At December 31, 2009 and 2008, the Company did not have any fair valued assets or liabilities classified as Level 2.

• Level 3—Inputs reflect management’s best estimate of what market participants would use in pricing the asset or liability at the measurement date. Consideration is given to the risk inherent in the valuation technique and the risk inherent in the inputs to the model.

At December 31, 2009 and 2008, the Company did not have any fair valued assets or liabilities classified as Level 3.

Assets measured at fair value as of December 31, 2009 and 2008 are classified below based on the three fair value hierarchy tiers described above (in thousands):

	- - Fair Value Measurement Using - -
Carrying Value	Level 1	Level 2	Level 3
December 31, 2009
Cash	$36,730	$-	$-
December 31, 2008
Cash	$85,122	$-	$-

13              SUBSEQUENT EVENT

On March 22, 2010, First National Power Corporation, a Nevada corporation which became the Company’s wholly-owned subsidiary as a result of the Company’s holding company reorganization completed on February 12, 2009, acquired an exclusive, territorial 25 year license for the Republic of India (“India”), from Boreas

First National Energy Corporation
(Formerly First National Power Corporation)
(A Development Stage Company)
Notes to the Consolidated Financial Statements
December 31, 2009 and 2008
(Amounts expressed in US Dollars)

Research Corporation (‘Boreas”, the stockholders of whom hold controlling interests in the Company), pursuant to which the Company’s subsidiary acquired technology rights for India in the technology of Boreas that maximizes the energy productivity of existing wind turbines by capturing energy that flows through and underneath existing wind turbine systems.  The consideration due from the Company’s subsidiary to Boreas for the license is a deferred cash payment of $600,000, and a future royalty equal to 5% of the subsidiary’s “EBITDA” (revenues before interest, taxes, depreciation and amortization) from exploitation of the acquired license.

On April 12, 2010, the subsidiary entered into a common stock and warrant purchase agreement whereby the purchaser has subscribed for 1,000,000 units (consisting of one common share and one warrant) of the subsidiary at a price of $1 per unit.  On April 14, 2010, payment of $100,000 was received pursuant to the subscription of these units.