Form 10-Q
period 2010-03-31
First National Energy Corp.
filed 2010-05-14
CIK 1142129

UNITED STATES
SECURIITES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
☑   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2010.

or

☐   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ____________ to ________________.

Commission File Number: 333-62588

FIRST NATIONAL ENERGY CORPORATION
(Exact name of registrant as specified in its charter)

Nevada	66-0349372
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1551 Second Street, Sarasota, Florida 34236
 (Address of principal executive offices)

(416) 918-6987
(Registrant’s telephone number, including area code)

 (Former Name, Former Address, and Former Fiscal Year, if Changed Since Last Report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☑Yes  ☐No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐ (do not check if a smaller reporting company)	Smaller reporting company	☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)  Yes ☐ No☑

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

As of May 12, 2010, there were 99,665,228 common shares issued and outstanding.

PART I—FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS.

First National Energy Corporation

(Formerly First National Power Corporation)

(A Development Stage Company)

 Consolidated Financial Statements (unaudited)

For the 3 Month period ended March 31, 2009

Amounts expressed in US Dollars

Index

Consolidated Interim Balance Sheets as at March 31, 2010 (unaudited) and December 31, 2009 (audited)	3

Consolidated Interim Statements of Operations for the 3 month periods ended March 31, 2010 and March 31, 2009 for the cumulative period since inception (unaudited)	4

Consolidated Interim Statements of Cash Flows for the 3 month periods ended March 31, 2010 and March 31, 2009 and for the cumulative period since inception (unaudited)	5

Consolidated Interim Statements of Changes in Stockholders’ Deficiency for the period since inception (unaudited)	6-8

Condensed Notes to Consolidated Interim Financial Statements (unaudited)	9 - 12

FIRST NATIONAL ENERGY CORPORATION
(Formerly First National Power Corporation)
(A Development Stage Company)
Consolidated Interim Balance Sheets
As of March 31, 2010 and December 31, 2009
(Amounts expressed in US Dollars)

	March 31	December 31
	2010	2009

	$	$
ASSETS
CURRENT ASSETS
Cash	28,003	36,730
	28,003	36,730

License for SWEG technology, net of amortization	2,279,577	1,725,967

	2,307,580	1,762,697

LIABILITIES
CURRENT LIABILITIES
Accounts payable and accrued liabilities	9,500	14,568
Payable to Boreas Research for SWEG license	600,000
Loans from shareholders	258,313	258,313
	867,813	272,881

Going Concern (Note 2)

STOCKHOLDERS’ EQUITY (DEFICIENCY)

CAPITAL STOCK	99,665	99,665
ADDITIONAL PAID-IN-CAPITAL	2,185,801	2,185,801
DEFICIT, ACCUMULATED DURING THE DEVELOPMENT STAGE	(845,698	(795,650)
	1,439,767	1,489,816

	2,307,580	1,762,697

The Notes form an integral part of the consolidated interim financial statements

FIRST NATIONAL ENERGY CORPORATION
(Formerly First National Power Corporation)
(A Development Stage Company)
Consolidated Interim Statements of Operations and Comprehensive Loss
For the 3 Month periods ended March 31, 2010 and March 31, 2009 and the cumulative period since Inception
(Amounts expressed in US Dollars)

		3 Months	3 Months
	Cumulative	ended	ended
	Since	March 31	March 31
	Inception	2010	2009
	$	$	$
OPERATING EXPENSES

Interest Income	(6,916)	(12)	(34)

Forgiveness of accounts payable and loans	(47,394)
General and administrative expenses	447,317	3,670	10,237
Loss on Foreign Exchange	580
Amortization	176,028	46,390	-
Project development costs	272,857
Interest Expense	3,226	-	-
	845,698	50,048	10,203

NET LOSS AND COMPREHENSIVE LOSS	(845,698)	(50,048)	(10,203)

Net loss per share, basic and diluted		$(0.00)	$(0.01)

Weighted average common shares outstanding		99,665,228	765,228

The Notes form an integral part of the consolidated interim financial statements

FIRST NATIONAL ENERGY CORPORATION
(Formerly First National Power Corporation)
(A Development Stage Company)
Consolidated Interim Statements of Cash Flows
For the 3 Month Periods ended March 31, 2010 and March 31, 2009 and the cumulative period since inception
(Amounts expressed in US Dollars)

		3 Months	3 Months
	Cumulative	ended	ended
	Since	March 31	March 31
	Inception	2010	2009
	$	$	$
CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$(845,698)	$(50,048)	$(10,203)
Adjustments for items not affecting cash
Amortization	176,028	46,390
Shares issued for services rendered	332,390	-	-
Forgiveness of accounts payable and loans	(47,394)
Increase (decrease) in accounts payable
and accrued liabilities	13,498	(5,069)	(9,605)

Net cash used in operating activities	(371,176)	(8,727)	(19,808)

CASH FLOWS FROM FINANCING ACTIVITIES

Loans from Shareholders	301,708	-
Proceeds from sale of capital stock	97,471

Net cash provided by financing activities	399,179	-	-

NET INCREASE (DECREASE) IN CASH	28,003	(8,727)	(19,808)

Cash, beginning of period	-	36,730	85,122

CASH, END OF PERIOD	28,003	28,003	65,314

INCOME TAXES PAID	-	-	-

INTEREST PAID	3,226	-	-

NON-CASH TRANSACTIONS - PURCHASE OF SWEG TECHNOLOGY FOR SHARES	1,855,605	-	-
PURCHASE OF SWEG TECHNOLOGY BY SUBSIDIARY FOR NOTE PAYABLE	600,000	600,000	-

The Notes form an integral part of the consolidated interim financial statements

FIRST NATIONAL ENERGY CORPORATION
(Formerly First National Power Corporation)
(A Development Stage Company)
Consolidated Interim Statements of Changes in Stockholders’ Equity (Deficiency)
From Inception until March 31, 2010
(Amounts expressed in US Dollars)

					Deficit
		Common		Additional	accumulated
	Common	Stock	Common	Paid-In	during the	Total
	Stock	Number of	Stock	Capital	development	Shareholders'
	Amount	Shares	Subscribed	(Discount)	stage	Equity
	$		$	$	$	$
Balance at November 16, 2000
Issuance of common stock for cash	100	100,000		900		1,000
Net Loss for the Period					(968	(968)

Balance as of December 31, 2000	100	100,000	-	900	(968	32

Issuance of stock for cash	400	400,000		3,600		4,000
Issuance of stock for cash	700	700,000		6,300		7,000
Issuance of stock for cash	850	850,000		7,650		8,500
Currency Translation				100		100
Net Loss for the Year					(23,954	(23,954)

Balance as of December 31, 2001	2,050	2,050,000	-	18,550	(24,922	(4,322)

Expiration of recission offer for
sale of stock	64	63,536		6,290		6,354
Net Loss for the Year					(26,047	(26,047)

Balance as of December 31, 2002	2,114	2,113,536	-	24,840	(50,969	(24,015)

The Notes form an integral part of the consolidated interim financial statements

FIRST NATIONAL ENERGY CORPORATION
(Formerly First National Power Corporation)
(A Development Stage Company)
Consolidated Interim Statements of Changes in Stockholders’ Equity (Deficiency)
From Inception until March 31, 2010
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

The Notes form an integral part of the consolidated interim financial statements

FIRST NATIONAL ENERGY CORPORATION
(Formerly First National Power Corporation)
(A Development Stage Company)
Consolidated Interim Statements of Changes in Stockholders’ Equity (Deficiency)
From Inception until March 31, 2010
(Amounts expressed in US Dollars)

Shares issued for services rendered	100	100,000		400		500
Net Loss for the period					(78,645)	(78,645)

Balance as of December 31, 2008	76,524	76,522,760	-	321,337	(584,881)	(187,020)

Reverse Stock split 1:100	(75,759)	(75,757,532)		75,759		-
Shares issued for services rendered	100	100,000		31,900		32,000
Purchase of SWEG license for shares	98,800	98,800,000		1,756,805		1,855,605
Net Loss for the Year					(210,769)	(210,769)

Balance as of December 31, 2009	99,665	99,665,228	-	2,185,801	(795,650)	1,489,816

Net Loss for the Year					(50,048)	(50,048)

Balance as of March 31, 2010	99,665	99,665,228	-	2,185,801	(845,698)	1,439,768

The Notes form an integral part of the consolidated interim financial statements

First National Energy Corporation
(Formerly First National Power Corporation)
(A Development Stage Company)
Condensed Notes to the Consolidated Interim Financial Statements
For the 3 months ended March 31, 2010 (unaudited)
Amounts expressed in US Dollars

NOTES TO INTERIM FINANCIAL STATEMENTS

The accompanying unaudited interim financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (consisting of all recurring accruals considered necessary for fair presentation) have been included as necessary in order to make the financial statements not misleading.  Operating results for the interim periods are not necessarily indicative of the results that may be expected for the year ended December 31, 2010. Interim financial statements should be read in conjunction with the Company’s annual audited financial statements.

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

First National Energy Corporation
(Formerly First National Power Corporation)
(A Development Stage Company)
Condensed Notes to the Consolidated Interim Financial Statements
For the 3 months ended March 31, 2010 (unaudited)
Amounts expressed in US Dollars

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

c)  Further Purchase of Technology License

On March 22, 2010, Pavana Power Corporation, a Nevada corporation, the Company’s wholly-owned subsidiary, acquired an exclusive, territorial 25 year license for the Republic of India (“India”), from Boreas Research Corporation (‘Boreas”, the stockholders of whom hold controlling interests in the Company), pursuant to which the Company’s subsidiary acquired technology rights for India in the technology of Boreas that maximizes the energy productivity of existing wind turbines by capturing energy that flows through and underneath existing wind turbine systems.  The consideration due from the Company’s subsidiary to Boreas for the license is a deferred cash payment of $600,000, and a future royalty equal to 5% of the subsidiary’s “EBITDA” (revenues before interest, taxes, depreciation and amortization) from exploitation of the acquired license. The transaction was measured at the exchange amount which is the amount agreed upon between the related parties.

First National Energy Corporation
(Formerly First National Power Corporation)
(A Development Stage Company)
Condensed Notes to the Consolidated Interim Financial Statements
For the 3 months ended March 31, 2010 (unaudited)
Amounts expressed in US Dollars
2.  GOING CONCERN

The Company’s financial statements are prepared using accounting principles generally accepted in the United States of America and applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business.  However, the Company has not generated any revenues from its planned principal operations through March 31, 2010 has recorded losses since inception, has negative working capital, has yet to achieve profitable operations and expects further losses in the development of its business.  These conditions raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from this uncertainty.

3.  BASIS OF CONSOLIDATION

The consolidated financial statements include the accounts of First National Energy Corporation and its wholly-owned subsidiary Pavana Power Corporation. All material inter-company amounts have been eliminated.

4.  LICENSE FOR SWEG TECHNOLOGY

	2010			2009
	Cost	Accumulated Amortization	Net Book Value	Net Book Value

North American Technology License	$1,855,605	$176,028	$1,679,577	$1,725,967
Indian Technology License	$600,000	$-	$600,000	$-
	$2,455,605	$176,028	$2,279,577	$1,725,967

Amortization for the next 5 years is estimated to be as follows:

2010	$230,561
2011	245,561
2012	245,561
2013	245,561
2014	245,561
$1,212,805

First National Energy Corporation
(Formerly First National Power Corporation)
(A Development Stage Company)
Condensed Notes to the Consolidated Interim Financial Statements
For the 3 months ended March 31, 2010 (unaudited)
Amounts expressed in US Dollars

5.  SUBSEQUENT EVENT

On April 12, 2010, Pavana Power Corporation, a wholly-owned subsidiary of the Company, entered into a common stock and warrant purchase agreement whereby the purchaser has subscribed for 1,000,000 units (consisting of one common share and one warrant) of the subsidiary at a price of $1 per unit.  On April 14, 2010, payment of $100,000 was received pursuant to the subscription of these units.

Page

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

On April 20, 2009, the Registrant acquired a territorial license to certain rights in alternative wind energy technology in exchange for 98,800,000 newly issued common shares of the Registrant, which resulted in a change in control of the Registrant. The Registrant valued the technology license received in such transaction at $1,855,605 after consulting with an outside valuation expert.

In addition, the Registrant has acquired technology rights to an additional territory for the licensed technology, and intends to exploit such rights through a newly formed and wholly-owned subsidiary [see Note 1(c) of accompanying interim financial statements].

Business of Issuer

Since acquiring the technology license described above, management of the Registrant has expended significant time seeking sources of capital to implement its business plan, which is primarily designed to exploit the licensed technology throughout the United States and Canada for commercial gain. In addition, the Registrant has acquired technology rights to an additional territory for the licensed technology, and intends to exploit such rights through a newly formed and wholly-owned subsidiary [see Note 1(c) of accompanying interim financial statements]. The Registrant is also evaluating other alternatives in order to improve the Registrant's financial condition, including merger and acquisition opportunities. There is no assurance that the Registrant will be successful in raising capital or closing any such merger or acquisition transactions.

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

Critical Accounting Policies and Estimates

The consolidated financial statements of the Company are prepared in accordance with accounting principles generally accepted in the United States of America. The amounts of assets, liabilities, revenues and expenses reported in the Company’s financial statements are affected by accounting policies, estimates and assumptions that are necessary to comply with generally accepted accounting principles. Estimates used in the financial statements are derived from prior experience, statistical analysis and professional judgments. Actual results may differ significantly from these estimates and assumptions.

The Company considers an estimate to be critical if it is material to the financial statements and it requires assumptions to be made that were uncertain at the time the estimate was made and changes in the estimate are reasonably likely to occur from period to period.

Recently Issued Accounting Pronouncements

See Note 1, Recently Issued Accounting Pronouncements, of the Notes to the accompanying interim financial statements, included in Item 1 of this report, for recently issued accounting pronouncements.

Plan of Operation

Since acquiring the technology license described above, management of the Registrant has expended significant time seeking sources of capital to implement its business plan, which is primarily designed to exploit the licensed technology throughout the United States and Canada for commercial gain. In addition, the Registrant has acquired technology rights to an additional territory for the licensed technology, and intends to exploit such rights through Pavana Power Corporation, a Nevada corporation, a newly formed and wholly-owned subsidiary that was organized on April 21, 2011 [see Note 1(c) of accompanying interim financial statements]. The Registrant is also evaluating other alternatives in order to improve the Registrant's financial condition, including merger and acquisition opportunities. There is no assurance that the Registrant will be successful in raising capital or closing any such merger or acquisition transactions.

Results of Operations

Three Months Ended March 31, 2010, compared to the Three Months Ended March 31, 2009

Assets

Licensed technology assets, net of amortization, increased from $1,725,967 at December 31, 2009, to $2,279,577, as a result of a reduction of $46,390 through amortization and an increase of $600,000 through the acquisition of an additional technology license more particularly described in Note 1(c) of the accompanying financial statements.

Revenues

The Company did not generate any operating revenues in the three months ended March 31, 2010 or in the three months ended March 31, 2009.

Costs and Expenses

Amortization of Acquired Technology

Amortization of the Company’s technology assets increased by $46,390 during the three months ended March 31, 2010 to $46,390 as compared to $Nil during the comparable period in 2009. The increase was solely due to the fact that no technology assets were held by the Company during the prior period.

Amortization for the next 5 years is estimated to be as follows:

2010	$230,561
2011	245,561
2012	245,561
2013	245,561
2014	245,561
$1,212,805

General and Administrative

General and administrative expenses decreased to $3,670 during the three months ended March 31, 2010, as compared to $10,237 during the comparable period in 2009. This decrease was primarily due to a difference in the nonrecurring professional fees and filing fees incurred in the prior period in anticipation of the Company’s reorganization as more particularly described above.

Liquidity and Capital Resources

Cash and cash equivalents were $28,003 at March 31, 2010, compared to $36,730 at December 31, 2009.

The Company is a development stage company and has not generated any operating revenues as of March 31, 2010. In addition, the Company will continue to incur net losses and cash flow deficiencies from operating activities for the foreseeable future.

Based on its cash flow projections, the Company will need additional financing to carry out its planned business activities and complete its plan of operations through December 31, 2010. At the Company’s present level of activities, the Company’s cash and cash equivalents are believed, at this time, to be sufficient to fund its operations only into the fourth quarter of this current fiscal year. Accordingly, there is substantial doubt as to the Company’s ability to continue as a going concern by the end of its current fiscal year.

Much of the Company’s ability to raise additional capital or secure a strategic collaboration for the financing of its continued operations and product development will depend substantially on the successful outcome of its efforts to negotiate joint venture with wind power industry participants, the results of which will not be available until June or July of 2010. Since the Company is unable to fund its operations through December 31, 2010, it is making every effort to secure capital commitments for funds at this time. The Company is also currently seeking to raise funds through corporate collaboration and sub-licensing arrangements in connection with its ongoing and long-term operations. The Company does not know whether additional financing will be available when needed or, if available, will be on acceptable or favorable terms to it or its stockholders.

The Company’s independent registered public accounting firm expressed substantial doubt about the Company’s ability to continue as a going concern in the audit report on the Company’s audited financial statements for the fiscal year ended December 31, 2009 included in the 2009 10-K.

Net cash used in operating activities was ($8,727) for the three months ended March 31, 2010 as compared to ($19,808) during the comparable period in 2009. The increase in net cash used in operations was primarily due to a difference in the nonrecurring professional fees and filing fees incurred in the prior period in anticipation of the Company’s reorganization as more particularly described above.

The Company had no net cash used in or provided by financing activities during the three months ended March 31, 2010 and 2009.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.(Not applicable)

ITEM 4. CONTROLS AND PROCEDURES.

As of March 31, 2010, the Registrant carried out an evaluation of the effectiveness of the Registrant’s disclosure controls and procedures (as defined by Rule 13a-15(e) under the Securities Exchange Act of 1934) under the supervision and with the participation of the Registrant’s chief executive and chief financial officer. Based on and as of the date of such evaluation, the aforementioned officer has concluded that the Registrant’s disclosure controls and procedures were not effective.

The Registrant also maintains a system of internal accounting controls that is designed to provide assurance that assets are safeguarded and that transactions are executed in accordance with management’s authorization and properly recorded. This system is continually reviewed and is augmented by written policies and procedures, the careful selection and training of qualified personnel and an internal audit program to monitor its effectiveness. During the interim period ended March 31, 2010, there were no changes to this system of internal controls or in other factors that could significantly affect those controls.

PART II—OTHER INFORMATION
ITEM 1.   LEGAL PROCEEDINGS

The Registrant is not a party to any pending or threatened legal proceedings.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

The Registrant has not sold any unregistered equity securities during the period covered by this report.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES.

Not Applicable.

ITEM 4.   REMOVED AND RESERVED.

ITEM 5.   OTHER INFORMATION.

(Not Applicable)

ITEM 6.   EXHIBITS.

Exhibit No.	Document

31*	Sect. 302 Certification Statement of the Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32*
Sect. 906 Certification Statement of the Principal Executive Officer and Principal Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act Of 2002

______________
* Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST NATIONAL ENERGY CORPORATION

Dated: May 14, 2010	By:	/s/ Doug Lindeblom
Doug Lindeblom, Chief Executive Officer