Form 10-Q/A
period 2010-03-31
First National Energy Corp.
filed 2010-05-20
CIK 1142129

UNITED STATES
SECURIITES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q /A
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

FIRST NATIONAL ENERGY CORPORATION
(Formerly First National Power Corporation)
(A Development Stage Company)
Consolidated Interim Balance Sheets
As of March 31, 2010 and December 31, 2009
(Amounts expressed in US Dollars)

	March 31	December 31
	2010	2009

	$	$
ASSETS
CURRENT ASSETS
Cash	28,003	36,730
	28,003	36,730

License for SWEG technology, net of amortization	2,279,577	1,725,967

	2,307,580	1,762,697

LIABILITIES
CURRENT LIABILITIES
Accounts payable and accrued liabilities	9,500	14,568
Payable to Boreas Research for SWEG license	600,000
Loans from shareholders	258,313	258,313
	867,813	272,881

Going Concern (Note 2)

STOCKHOLDERS’ EQUITY (DEFICIENCY)

CAPITAL STOCK	99,665	99,665
ADDITIONAL PAID-IN-CAPITAL	2,185,801	2,185,801
DEFICIT, ACCUMULATED DURING THE DEVELOPMENT STAGE	(845,698)	(795,650)
	1,439,767	1,489,816

	2,307,580	1,762,697

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

Plan of Operation

Since acquiring the technology license described above, management of the Registrant has expended significant time seeking sources of capital to implement its business plan, which is primarily designed to exploit the licensed technology throughout the United States and Canada for commercial gain. In addition, the Registrant has acquired technology rights to an additional territory for the licensed technology, and intends to exploit such rights through Pavana Power Corporation, a Nevada corporation, a newly formed and wholly-owned subsidiary [see Note 1(c) of accompanying interim financial statements]. The Registrant is also evaluating other alternatives in order to improve the Registrant's financial condition, including merger and acquisition opportunities. There is no assurance that the Registrant will be successful in raising capital or closing any such merger or acquisition transactions.

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

FIRST NATIONAL ENERGY CORPORATION

Dated: May 20 , 2010	By:	/s/ Doug Lindeblom
Doug Lindeblom, Chief Executive Officer