Form 10-Q
period 2010-06-30
First National Energy Corp.
filed 2010-08-16
CIK 1142129

UNITED STATES
SECURIITES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010.

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

___________________
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)  ☐Yes   No ☑

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

As of May 12, 2010, there were 99,665,228 common shares issued and outstanding.

Index

Consolidated Interim Balance Sheets as at June 30, 2010 (unaudited) and December 31, 2009 (audited)	1

Consolidated Interim Statements of Operations for the 6 month periods ended June 30, 2010 and June 30, 2009 for the cumulative period since inception (unaudited)	2

Consolidated Interim Statements of Operations for the 3 month periods ended June 30, 2010 and June 30, (unaudited)	3

Consolidated Interim Statements of Cash Flows for the 6 month periods ended June 30, 2010 and June 30, 2009 and for the cumulative period since inception (unaudited)	4

Consolidated Interim Statements of Changes in Stockholders’ Equity from inception to June 30, 2010 (unaudited)	5 - 7

Condensed Notes to Consolidated Interim Financial Statements (unaudited)	8 - 11

First National Energy Corporation

(Formerly First National Power Corporation)

(A Development Stage Company)

 Consolidated Financial Statements (unaudited)

For the 6 Month period ended June 30, 2010

Amounts expressed in US Dollars

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.
FIRST NATIONAL ENERGY CORPORATION
(Formerly First National Power Corporation)
(A Development Stage Company)
Consolidated Interim Balance Sheets
As of June 30, 2010 and December 31, 2009
(Amounts expressed in US Dollars)

	June 30	December 31
	2010	2009
ASSETS	$	$
CURRENT ASSETS
Cash	113,401	36,730
	113,401	36,730

License for SWEG technology, net of amortization	2,218,187	1,725,967

	2,331,588	1,762,697

LIABILITIES
CURRENT LIABILITIES
Accounts payable and accrued liabilities	7,500	14,568
Payable to Boreas Research for SWEG license	600,000
Loans from shareholders	258,313	258,313
	865,813	272,881

Going Concern (Note 2)

STOCKHOLDERS’ EQUITY

Capital Stock	99,665	99,665
Additional paid-in Capital	2,285,701	2,185,801
Non-controlling interest	85
Deficit, accumulated during the development stage	(919,676)	(795,650)
	1,465,775	1,489,816

	2,331,588	1,762,697

The Notes form an integral part of the consolidated interim financial statements

FIRST NATIONAL ENERGY CORPORATION
(Formerly First National Power Corporation)
(A Development Stage Company)
Consolidated Interim Statements of Operations and Comprehensive Loss
For the 6 Month periods ended June 30, 2010 and June 30, 2009 and the cumulative period since Inception
(Amounts expressed in US Dollars)

		6 Months	6 Months
	Cumulative	ended	ended
	Since	June 30	June 30
	Inception	2010	2009
	$	$	$
OPERATING EXPENSES

Interest Income	(6,921)	(17)	(65)
Forgiveness of accounts payable and loans	(47,394)
General and administrative expenses	459,925	16,278	63,162
Loss on Foreign Exchange	580
Amortization	237,418	107,780	30,927
Project development costs	272,857
Interest Expense	3,226	-
	919,691	124,041	94,024

NET LOSS	(919,691)	(124,041)	(94,024)

Net loss attributable to non-controlling interest	(15)	(15)	-

Net loss attributable to parent company	(919,676)	(124,026)	(94,024)

Net loss per share, basic and diluted		$(0.00)	$(0.00)

Weighted average common shares outstanding		99,665,228	20,978,488

COMPREHENSIVE LOSS
Net Loss	(919,691)	(124,041)	(94,024)

Other Comprehensive Loss	-	-	-

Comprehensive Loss	(919,691)	(124,041)	(94,024)

Comprehensive Loss attributable to non-controlling interest	(15)	(15)	-

Comprehensive Loss attributable to parent company	(919,706)	(124,056)	(94,024)

The Notes form an integral part of the consolidated interim financial statements

Consolidated Interim Statements of Operations and Comprehensive Loss
For the 3 Month periods ended June 30, 2010 and June 30, 2009
(Amounts expressed in US Dollars)

	3 Months	3 Months
	ended	ended
	June 30	June 30
	2010	2009
OPERATING EXPENSES

Interest Income	(5)	(30)
Forgiveness of accounts payable and loans
General and administrative expenses	12,608	52,925
Loss on Foreign Exchange
Amortization	61,390	30,927
Project development costs
Interest Expense	-
	73,993	83,822

NET LOSS	(73,993)	(83,822)

Net loss attributable to non-controlling interest	(15)	-

Net loss attributable to parent company	73,978	(83,822)

Net loss per share, basic and diluted	$0.00	$(0.00)

Weighted average common shares outstanding	99,665,228	20,978,488

COMPREHENSIVE LOSS
Net Loss	(73,993)	(83,822)

Other Comprehensive Loss	-	-

Comprehensive Loss	(73,993)	(83,822)

Comprehensive Loss attributable to non-controlling interest	(15)	-

Comprehensive Loss attributable to parent company	(73,978)	(83,822)

The Notes form an integral part of the consolidated interim financial statements

FIRST NATIONAL ENERGY CORPORATION
(Formerly First National Power Corporation)
(A Development Stage Company)
Consolidated Interim Statements of Cash Flows
For the 6 Month Periods ended June 30, 2010 and June 30, 2009 and the cumulative period since inception
(Amounts expressed in US Dollars)

		6 Months	6 Months
	Cumulative	ended	ended
	Since	June 30	June 30
	Inception	2010	2009
	$	$	$
CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	(919,691)	(124,041)	(94,024)
Adjustments for items not affecting cash
Amortization	237,418	107,780	30,927
Shares issued for services rendered	332,390	-	32,000
Forgiveness of accounts payable and loans	(47,394)
Increase (decrease) in accounts payable
and accrued liabilities	11,499	(7,068)	(4,629)

Net cash used in operating activities	(385,778)	(23,329)	(35,726)

CASH FLOWS FROM FINANCING ACTIVITIES

Loans from Shareholders	301,708	-
Proceeds from sale of capital stock	97,471
Proceeds of sale of minority interest in subsidiary	100,000	100,000

Net cash provided by financing activities	499,179	100,000	-

NET INCREASE (DECREASE) IN CASH	113,401	76,671	(35,726)

Cash, beginning of period	-	36,730	85,122

CASH, END OF PERIOD	113,401	113,401	49,396

INCOME TAXES PAID	-	-	-

INTEREST PAID	3,226	-	-

NON-CASH TRANSACTIONS - PURCHASE OF SWEG TECHNOLOGY FOR SHARES	1,855,605	-	-
PURCHASE OF SWEG TECHNOLOGY BY SUBSIDIARY FOR NOTE PAYABLE	600,000	600,000	-

The Notes form an integral part of the consolidated interim financial statements

FIRST NATIONAL ENERGY CORPORATION
(Formerly First National Power Corporation)
(A Development Stage Company)
Consolidated Interim Statements of Changes in Stockholders’ Equity (Deficiency)
From Inception until June 30, 2010
(Amounts expressed in US Dollars)

	Common stock - dollar amount at par value		Common stock - number of shares	Common stock subscribed		Additional paid-in capital (discount)		Deficit accumulated during the developmen stage		Total Parent Company shareholders' equity		Non-controlling interests		Total shareholders' equity

	$			$		$		$		$		$		$
Balance at November 16, 2000
Issuance of common stock for cash		100	100,000				900				1,000				1,000
Net Loss for the Period									(968)		(968)				(968)

Balance as of December 31, 2000		100	100,000		-		900		(968)		32		-		32

Issuance of stock for cash		400	400,000				3,600				4,000				4,000
Issuance of stock for cash		700	700,000				6,300				7,000				7,000
Issuance of stock for cash		850	850,000				7,650				8,500				8,500
Currency Translation							100				100				100
Net Loss for the Year									(23,954)		(23,954)				(23,954)

Balance as of December 31, 2001		2,050	2,050,000		-		18,550		(24,922)		(4,322)		-		(4,322)

Expiration of recission offer for
sale of stock		64	63,536				6,290				6,354				6,354
Net Loss for the Year									(26,047)		(26,047)				(26,047)

Balance as of December 31, 2002		2,114	2,113,536		-		24,840		(50,969)		(24,015)		-		(24,015)

The Notes form an integral part of the consolidated interim financial statements

FIRST NATIONAL ENERGY CORPORATION
(Formerly First National Power Corporation)
(A Development Stage Company)
Consolidated Interim Statements of Changes in Stockholders’ Equity (Deficiency)
From Inception until June 30, 2010
(Amounts expressed in US Dollars)

	Common stock - dollar amount at par value		Common stock - number of shares	Common stock subscribed		Additional paid-in capital (discount)		Deficit accumulated during the development stage		Total Parent Company shareholders' equity		Non-controlling interests		Total shareholders' equity

	$			$		$		$		$		$		$
Stock split 5:1		8,454	8,454,144				(8,454)				-
Shares issued for services rendered		200	200,000				79,800				80,000				80,000
Net Loss for the Year									(107,245)		(107,245)				(107,245)

Balance as of December 31, 2003		10,768	10,767,680		-		96,186		(158,214)		(51,260)		-		(51,260)

Stock split 7:1		64,606	64,606,080				(64,606)				-				-
Shares issued for services rendered		30	30,000				15,870				15,900				15,900
Shares subscribed					146		70,371				70,517				70,517
Shares issued for services rendered		44	43,000				9,956				10,000				10,000
Net Loss for the Year									(75,414)		(75,414)				(75,414)

Balance as of December 31, 2004		75,448	75,446,760		146		127,777		(233,628)		(30,257)		-		(30,257)

Shares issued for services rendered		830	830,000				193,160				193,990				193,990
Net Loss for the Year									(208,886)		(208,886)				(208,886)

Balance as of December 31, 2005		76,278	76,276,760		146		320,937		(442,514)		(45,153)		-		(45,153)

Net Loss for the Year									(32,962)		(32,962)				(32,962)

Balance as of December 31, 2006		76,278	76,276,760		146		320,937		(475,476)		(78,115)		-		(78,115)

The Notes form an integral part of the consolidated interim financial statements

FIRST NATIONAL ENERGY CORPORATION
(Formerly First National Power Corporation)
(A Development Stage Company)
Consolidated Interim Statements of Changes in Stockholders’ Equity (Deficiency)
From Inception until June 30, 2010
(Amounts expressed in US Dollars)

	Common stock - dollar amount at par value		Common stock - number of shares	Common stock subscribed		Additional paid-in capital (discount)		Deficit accumulated during the development stage		Total Parent Company shareholders' equity		Non-controlling interests		Total shareholders' equity

	$			$		$		$		$		$		$
Net Loss for the Year									(30,760)		(30,760)				(30,760)
Issue shares bought under subscription		146	146,000		(146)						-				-

Balance as of December 31, 2007		76,424	76,422,760		-		320,937		(506,236)		(108,875)		-		(108,875)

Shares issued for services rendered		100	100,000				400				500				500
Net Loss for the period									(78,645)		(78,645)				(78,645)

Balance as of December 31, 2008		76,524	76,522,760		-		321,337		(584,881)		(187,020)		-		(187,020)

Reverse Stock split 1:100		(75,759)	(75,757,532)				75,759				-				-
Shares issued for services rendered		100	100,000				31,900				32,000				32,000
Purchase of SWEG license for shares		98,800	98,800,000				1,756,805				1,855,605				1,855,605
Net Loss for the Year									(210,769)		(210,769)				(210,769)

Balance as of December 31, 2009		99,665	99,665,228		-		2,185,801		(795,650)		1,489,816		-		1,489,816

Net Loss for the Year									(124,026)		(124,026)		(15)		(124,041)
Sale of minority interest in subsidiary							99,900				99,900		100		100,000
Non-controlling minority interest

Balance as of June 30, 2010		99,665	99,665,228		-		2,285,701		(919,676)		1,465,690		85		1,465,775

The Notes form an integral part of the consolidated interim financial statements

First National Energy Corporation
(Formerly First National Power Corporation)
(A Development Stage Company)
Condensed Notes to the Consolidated Interim Financial Statements
For the 6 months ended June 30, 2010 (unaudited)
Amounts expressed in US Dollars

NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS

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

b)Purchase of Technology License

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
For the 6 months ended June 30, 2010 (unaudited)
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

First National Energy Corporation
(Formerly First National Power Corporation)
(A Development Stage Company)
Condensed Notes to the Consolidated Interim Financial Statements
For the 6 months ended June 30, 2010 (unaudited)
Amounts expressed in US Dollars

2       GOING CONCERN

The Company’s financial statements are prepared using accounting principles generally accepted in the United States of America and applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business.  However, the Company has not generated any revenues from its planned principal operations through June 30, 2010 has recorded losses since inception, has negative working capital, has yet to achieve profitable operations and expects further losses in the development of its business.  These conditions raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from this uncertainty.

3       BASIS OF CONSOLIDATION

The consolidated financial statements include the accounts of First National Energy Corporation and its 99.9% owned subsidiary Pavana Power Corporation. All material inter-company amounts have been eliminated.

4       LICENSE FOR SWEG TECHNOLOGY

	Cost	Accumulated Amortization	Net Book Value	Net Book Value
North American Technology License	$1,855,605	$222,418	$1,633,187	$1,725,967
India Technology License	$600,000	$15,000	$585,000	$-
	$2,455,605	$237,418	$2,218,187	$1,725,967

Amortization for the next 5 years is estimated to be as follows:

2010	*	$122,780	* For the second half of 2010
2011		245,561
2012		245,561
2013		245,561
2014		245,561
		$1,105,024

First National Energy Corporation
(Formerly First National Power Corporation)
(A Development Stage Company)
Condensed Notes to the Consolidated Interim Financial Statements
For the 6 months ended June 30, 2010 (unaudited)
Amounts expressed in US Dollars

5    MINORITY INVESTMENT IN SUBSIDIARY

On April 12, 2010, the subsidiary entered into a common stock and warrant purchase agreement whereby the purchaser has subscribed for 1,000,000 units (consisting of one common share and one warrant) of the subsidiary at a price of $1 per unit.  On April 14, 2010, payment of $100,000 was received pursuant to the subscription of these units.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

In addition, the Registrant has acquired technology rights to an additional territory for the licensed technology, and intends to exploit such rights through a newly formed and 99.9% owned subsidiary [see Note 1(c) of accompanying interim financial statements].

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

Plan of Operation

Since acquiring the technology license described above, management of the Registrant has expended significant time seeking sources of capital to implement its business plan, which is primarily designed to exploit the licensed technology throughout the United States and Canada for commercial gain. In addition, the Registrant has acquired technology rights to an additional territory for the licensed technology, and intends to exploit such rights through Pavana Power Corporation, a Nevada corporation, a newly formed and 99.9% owned subsidiary that was organized on April 21, 2010 [see Note 1(c) of accompanying interim financial statements]. The Registrant is also evaluating other alternatives in order to improve the Registrant's financial condition, including merger and acquisition opportunities. There is no assurance that the Registrant will be successful in raising capital or closing any such merger or acquisition transactions.

Results of Operations

Six Months Ended June 30, 2010, compared to the Six Months Ended June 30, 2009

Assets

Licensed technology assets, net of amortization, increased from $1,725,967 at December 31, 2009, to $2,218,187, as a result of a reduction of $107,780 through amortization and an increase of $600,000 through the acquisition of an additional technology license more particularly described in Note 1(c) of the accompanying financial statements.

Revenues

The Company did not generate any operating revenues in the three months ended June 30, 2010 or in the three months ended June 30, 2009.

Costs and Expenses

Amortization of Acquired Technology

Amortization of the Company’s technology assets increased by $30,463 during the three months ended June 30, 2010 to $61,390 as compared to $30,927 during the comparable period in 2009. The increase was solely due to the fact that no technology assets were held by the Company during the prior period.

Amortization for the next 5 years is estimated to be as follows:

2010	*	$122,780	* For the second half of 2010
2011		245,561
2012		245,561
2013		245,561
2014		245,561
		$1,105,024

General and Administrative

General and administrative expenses decreased to $10,278 during the six months ended June 30, 2010, as compared to $63,162 during the comparable period in 2009. This decrease was primarily due to a difference in the nonrecurring professional fees and filing fees incurred in the prior period in anticipation of the Company’s reorganization as more particularly described above.

Liquidity and Capital Resources

Cash and cash equivalents were $113,401 at June 30, 2010, compared to $36,730 at December 31, 2009.

The Company is a development stage company and has not generated any operating revenues as of June 30, 2010. In addition, the Company will continue to incur net losses and cash flow deficiencies from operating activities for the foreseeable future.

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

Much of the Company’s ability to raise additional capital or secure a strategic collaboration for the financing of its continued operations and product development will depend substantially on the successful outcome of its efforts to negotiate joint venture with wind power industry participants, the results of which will not be available until August or September of 2010. Since the Company is unable to fund its operations through December 31, 2010, it is making every effort to secure capital commitments for funds at this time. The Company is also currently seeking to raise funds through corporate collaboration and sub-licensing arrangements in connection with its ongoing and long-term operations. The Company does not know whether additional financing will be available when needed or, if available, will be on acceptable or favorable terms to it or its stockholders.

The Company’s independent registered public accounting firm expressed substantial doubt about the Company’s ability to continue as a going concern in the audit report on the Company’s audited financial statements for the fiscal year ended December 31, 2009 included in the 2009 10-K.

Net cash used in operating activities was ($23,329) for the six months ended June 30, 2010 as compared to ($35,726) during the comparable period in 2009. The decrease in net cash used in operations was primarily due to a difference in the nonrecurring professional fees and filing fees incurred in the prior period in anticipation of the Company’s reorganization as more particularly described above.

During the 6-month period ended June 30, 2010, the Company raised $100,000 through the sale of a minority position in a subsidiary. There were no financing activities during the six months ended June 30, 2009.

ITEM 3. QUANTITAVE AND QUALITATIVEE DISCLOSURES ABOUT MARKET RISK. (Not applicable)

ITEM 4. CONTROLS AND PROCEDURES

As of June 30, 2010, the Registrant carried out an evaluation of the effectiveness of the Registrant’s disclosure controls and procedures (as defined by Rule 13a-15(e) under the Securities Exchange Act of 1934) under the supervision and with the participation of the Registrant’s chief executive and chief financial officer. Based on and as of the date of such evaluation, the aforementioned officer has concluded that the Registrant’s disclosure controls and procedures were not effective.

The Registrant also maintains a system of internal accounting controls that is designed to provide assurance that assets are safeguarded and that transactions are executed in accordance with management’s authorization and properly recorded. This system is continually reviewed and is augmented by written policies and procedures, the careful selection and training of qualified personnel and an internal audit program to monitor its effectiveness. During the interim period ended June 30, 2010, there were no changes to this system of internal controls or in other factors that could significantly affect those controls.

PART II—OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Registrant is not a party to any pending or threatened legal proceedings.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

The Registrant has not sold any unregistered equity securities during the period covered by this report.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES. Not Applicable

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

FIRST NATIONAL ENERGY CORPORATION

Dated: Aug 15, 2010	By:	/s/ Doug Lindeblom
Doug Lindeblom, Chief Executive Officer