Form 10-Q/A
period 2010-06-30
First National Energy Corp.
filed 2010-08-18
CIK 1142129

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

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.
FIRST NATIONAL ENERGY CORPORATION
(Formerly First National Power Corporation)
(A Development Stage Company)
Consolidated Interim Balance Sheets
As of June 30, 2010 and December 31, 2009
(Amounts expressed in US Dollars)

	June 30	December 31
	2010	2009
ASSETS	$	$
CURRENT ASSETS
Cash	113,401	36,730
	113,401	36,730

License for SWEG technology, net of amortization	2,218,187	1,725,967

	2,331,588	1,762,697

LIABILITIES
CURRENT LIABILITIES
Accounts payable and accrued liabilities	7,500	14,568
Payable to Boreas Research for SWEG license	600,000
Loans from shareholders	258,313	258,313
	865,813	272,881

Going Concern (Note 2)

STOCKHOLDERS’ EQUITY

Capital Stock	99,665	99,665
Additional paid-in Capital	2,285,701	2,185,801
Deficit, accumulated during the development stage	(919,676)	(795,650)
Total First National Energy Corporation Shareholders’ Equity	1,465,690	1,489,816

Non-controlling interest	85

Total Equity	1,465,775	1,489,816

	2,331,587	1,762,697

The Notes form an integral part of the consolidated interim financial statements

FIRST NATIONAL ENERGY CORPORATION
(Formerly First National Power Corporation)
(A Development Stage Company)
Consolidated Interim Statements of Operations and Comprehensive Loss
For the 6 Month periods ended June 30, 2010 and June 30, 2009 and the cumulative period since Inception
(Amounts expressed in US Dollars)

		6 Months	6 Months
	Cumulative	ended	ended
	Since	June 30	June 30
	Inception	2010	2009
	$	$	$
OPERATING EXPENSES

Interest Income	(6,921)	(17)	(65)
Forgiveness of accounts payable and loans	(47,394)
General and administrative expenses	459,925	16,278	63,162
Loss on Foreign Exchange	580
Amortization	237,418	107,780	30,927
Project development costs	272,857
Interest Expense	3,226	-
	919,691	124,041	94,024

NET LOSS	(919,691)	(124,041)	(94,024)

Net loss attributable to non-controlling interest	(15)	(15)	-

Net loss attributable to First National Energy Corporation	(919,676)	(124,026)	(94,024)

Net loss per share, basic and diluted		$(0.00)	$(0.00)

Weighted average common shares outstanding		99,665,228	20,978,488

COMPREHENSIVE LOSS
Net loss	(919,691)	(124,041)	(94,024)

Other Comprehensive loss	-	-	-

Comprehensive loss	(919,691)	(124,041)	(94,024)

Comprehensive loss attributable to non-controlling interest	(15)	(15)	-

Comprehensive loss attributable to First National Energy Corporation	919,676	(124,056)	(94,024)

The Notes form an integral part of the consolidated interim financial statements

Consolidated Interim Statements of Operations and Comprehensive Loss
For the 3 Month periods ended June 30, 2010 and June 30, 2009
(Amounts expressed in US Dollars)

	3 Months	3 Months
	ended	ended
	June 30	June 30
	2010	2009
OPERATING EXPENSES

Interest Income	(5)	(30)
Forgiveness of accounts payable and loans
General and administrative expenses	12,608	52,925
Loss on Foreign Exchange
Amortization	61,390	30,927
Project development costs
Interest Expense	-
	73,993	83,822

NET LOSS	(73,993)	(83,822)

Net loss attributable to non-controlling interest	(15)	-

Net loss attributable to First National Energy Corporation	73,978	(83,822)

Net loss per share, basic and diluted	$0.00	$(0.00)

Weighted average common shares outstanding	99,665,228	40,969,624

COMPREHENSIVE LOSS
Net loss	(73,993)	(83,822)

Other Comprehensive loss	-	-

Comprehensive loss	(73,993)	(83,822)

Comprehensive loss attributable to non-controlling interest	(15)	-

Comprehensive loss attributable to First National Energy Corporation	(73,978)	(83,822)

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

The Notes form an integral part of the consolidated interim financial statements

FIRST NATIONAL ENERGY CORPORATION
(Formerly First National Power Corporation)
(A Development Stage Company)
Consolidated Interim Statements of Changes in Stockholders’ Equity (Deficiency)
From Inception until June 30, 2010
(Amounts expressed in US Dollars)

	Common stock - dollar amount at par value		Common stock - number of shares	Common stock subscribed		Additional paid-in capital (discount)		Deficit accumulated during the development stage		Total Parent Company shareholders' equity		Non-controlling interests		Total shareholders' equity

	$			$		$		$		$		$		$
Net Loss for the Year									(30,760)		(30,760)				(30,760)
Issue shares bought under subscription		146	146,000		(146)						-				-

Balance as of December 31, 2007		76,424	76,422,760		-		320,937		(506,236)		(108,875)		-		(108,875)

Shares issued for services rendered		100	100,000				400				500				500
Net Loss for the period									(78,645)		(78,645)				(78,645)

Balance as of December 31, 2008		76,524	76,522,760		-		321,337		(584,881)		(187,020)		-		(187,020)

Reverse Stock split 1:100		(75,759)	(75,757,532)				75,759				-				-
Shares issued for services rendered		100	100,000				31,900				32,000				32,000
Purchase of SWEG license for shares		98,800	98,800,000				1,756,805				1,855,605				1,855,605
Net Loss for the Year									(210,769)		(210,769)				(210,769)

Balance as of December 31, 2009		99,665	99,665,228		-		2,185,801		(795,650)		1,489,816		-		1,489,816

Net Loss for the Year									(124,026)		(124,026)		(15)		(124,041)
Change in non-controlling interest							99,900				99,900		100		100,000

Balance as of June 30, 2010		99,665	99,665,228		-		2,285,701		(919,676)		1,465,690		85		1,465,775

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

Plan of Operation

Since acquiring the technology license described above, management of the Registrant has expended significant time seeking sources of capital to implement its business plan, which is primarily designed to exploit the licensed technology throughout the United States and Canada for commercial gain. In addition, the Registrant has acquired technology rights to an additional territory for the licensed technology, and intends to exploit such rights through Pavana Power Corporation, a Nevada corporation, a newly formed and 99.9% owned subsidiary [see Note 1(c) of accompanying interim financial statements]. The Registrant is also evaluating other alternatives in order to improve the Registrant's financial condition, including merger and acquisition opportunities. There is no assurance that the Registrant will be successful in raising capital or closing any such merger or acquisition transactions.

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

Costs and Expenses

Amortization of Acquired Technology

Amortization of the Company’s technology assets increased by $30,463 during the three months ended June 30, 2010 to $61,390 as compared to $30,927 during the comparable period in 2009. The increase was solely due to the fact that more technology assets were held by the Company during the  current period.

Amortization for the next 5 years is estimated to be as follows:

2010	*	$122,780	* For the second half of 2010
2011		245,561
2012		245,561
2013		245,561
2014		245,561
		$1,105,024

General and Administrative

General and administrative expenses decreased to $16,278 during the six months ended June 30, 2010, as compared to $63,162 during the comparable period in 2009. This decrease was primarily due to a difference in the nonrecurring professional fees and filing fees incurred in the prior period in anticipation of the Company’s reorganization as more particularly described above.

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

FIRST NATIONAL ENERGY CORPORATION

Dated: Aug __, 2010	By:	/s/ Doug Lindeblom
Doug Lindeblom, Chief Executive Officer