Form 10-Q
period 2010-09-30
First National Energy Corp.
filed 2010-11-10
CIK 1142129

UNITED STATES
SECURIITES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010.

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☑Yes  ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐(do not check if a smaller reporting company)	Smaller reporting company	☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐ No ☑

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

As of October 22, 2010, there were 99,665,228 common shares issued and outstanding.

Index

Consolidated Interim Balance Sheets as at September 30, 2010 (unaudited) and December 31, 2009 (audited)	1

Consolidated Interim Statements of Operations for the 9 month periods ended September 30, 2010 and September 30, 2009 for the cumulative period since inception (unaudited)	2

Consolidated Interim Statements of Operations for the 3 month periods ended September 30, 2010 and September 30, 2009 (unaudited)	3

Consolidated Interim Statements of Cash Flows for the 9 month periods ended September 30, 2010 and September 30, 2009 and for the cumulative period since inception (unaudited)	4

Consolidated Interim Statements of Changes in Stockholders’ Equity from inception to September 30, 2010 (unaudited)	5-7

Condensed Notes to Consolidated Interim Financial Statements (unaudited)	8-11

i

First National Energy Corporation

(Formerly First National Power Corporation)

(A Development Stage Company)

 Consolidated Financial Statements (unaudited)

For the 9 Month period ended September 30, 2010

Amounts expressed in US Dollars

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

FIRST NATIONAL ENERGY CORPORATION
(Formerly First National Power Corporation)
(A Development Stage Company)
Consolidated Interim Balance Sheets
As of September 30, 2010 and December 31, 2009
(Amounts expressed in US Dollars)

	September 30	December 31
	2010	2009
	$	$
ASSETS
CURRENT ASSETS
Cash	105,216	36,730
	105,216	36,730

License for SWEG technology, net of amortization	2,156,797	1,725,967

	2,262,013	1,762,697

LIABILITIES
CURRENT LIABILITIES
Accounts payable and accrued liabilities	8,268	14,568
Payable to Boreas Research for SWEG license	600,000
Loans from shareholders	258,313	258,313
	866,581	272,881

Going Concern (Note 2)

STOCKHOLDERS’ EQUITY

Capital Stock	99,665	99,665
Additional paid-in Capital	2,285,701	2,185,801
Deficit, accumulated during the development stage	(990,004)	(795,650)
Total FNEC Shareholders' Equity	1,395,362	1,489,816
Non-controlling interest	70
	1,395,432	1,489,816

	2,262,013	1,762,697

The Notes form an integral part of the consolidated interim financial statements

FIRST NATIONAL ENERGY CORPORATION
(Formerly First National Power Corporation)
(A Development Stage Company)
Consolidated Interim Statements of Operations and Comprehensive Loss
For the 9 Month periods ended September 30, 2010 and September 30, 2009 and the cumulative period since Inception
(Amounts expressed in US Dollars)

		9 Months	9 Months
	Cumulative	ended	ended
	Since	September 30	September 30
	Inception	2010	2009
	$	$	$
OPERATING EXPENSES

Interest Income	(6,923)	(19)	(74)
Forgiveness of accounts payable and loans	(47,394)
General and administrative expenses	467,077	23,430	67,821
Loss on Foreign Exchange	2,383	1,803
Amortization	298,808	169,170	77,317
Project development costs	272,857
Interest Expense	3,226	-
	990,034	194,384	145,064

NET LOSS	(990,034)	(194,384)	(145,064)

Net loss attributable to non-controlling interest	(30)	(30)	-

Net loss attributable to FNEC Shareholders	(990,004)	(194,354)	(145,064)

Net loss per share, basic and diluted		$(0.00)	$(0.00)

Weighted average common shares outstanding		99,665,228	47,495,631

COMPREHENSIVE LOSS
Net Loss	(990,034)	(194,384)	(145,064)

Other Comprehensive Loss	-	-	-

Comprehensive Loss	(990,034)	(194,384)	(145,064)

Comprehensive Loss attributable to non-controlling interest	(30)	(30)	-

Comprehensive Loss attributable to FNEC Shareholders	(990,004)	(194,354)	(145,064)

The Notes form an integral part of the consolidated interim financial statements

FIRST NATIONAL ENERGY CORPORATION
(Formerly First National Power Corporation)
(A Development Stage Company)
Consolidated Interim Statements of Operations and Comprehensive Loss
For the 3 Month periods ended September 30, 2010 and September 30, 2009
(Amounts expressed in US Dollars)

	3 Months	3 Months
	ended	ended
	September 30	September 30
	2010	2009
	$	$
OPERATING EXPENSES
Interest Income	(2)	(10)
Forgiveness of accounts payable and loans
General and administrative expenses	7,152	4,659
Loss on Foreign Exchange	1,803	-
Amortization	61,390	46,390
Project development costs
Interest Expense	-
	70,343	51,039

NET LOSS	(70,343)	(51,039)

Net loss attributable to non-controlling interest	(15)	-

Net loss attributable to FNEC Shareholders	(70,328)	(51,039)

Net loss per share, basic and diluted	$(0.00)	$(0.00)

Weighted average common shares outstanding	99,665,228	99,665,228

COMPREHENSIVE LOSS

Net Loss	(70,343)	(51,039)

Other Comprehensive Loss	-	-

Comprehensive Loss	(70,343)	(51,039)

Comprehensive Loss attributable to non-controlling interest	(15)	-

Comprehensive Loss attributable to FNEC Shareholders	(70,328)	(51,039)

The Notes form an integral part of the consolidated interim financial statements

FIRST NATIONAL ENERGY CORPORATION
(Formerly First National Power Corporation)
(A Development Stage Company)
Consolidated Interim Statements of Cash Flows
For the 9 Month Periods ended September 30, 2010 and September 30, 2009 and the cumulative period since inception
(Amounts expressed in US Dollars)

		9 Months	9 Months
	Cumulative	ended	ended
	Since	September 30	September 30
	Inception	2010	2009
	$	$	$
CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	(990,034)	(194,384)	(145,064)
Adjustments for items not affecting cash
Amortization	298,808	169,170	77,317
Shares issued for services rendered	332,390	-	32,000
Forgiveness of accounts payable and loans	(47,394)
Increase (decrease) in accounts payable
and accrued liabilities	12,267	(6,300)	(8,829)

Net cash used in operating activities	(393,963)	(31,514)	(44,576)

CASH FLOWS FROM FINANCING ACTIVITIES

Loans from Shareholders	301,708	-
Proceeds from sale of capital stock	97,471
Proceeds of sale of minority interest in subsidiary	100,000	100,000

Net cash provided by financing activities	499,179	100,000	-

NET INCREASE (DECREASE) IN CASH	105,216	68,486	(44,576)

Cash, beginning of period	-	36,730	85,122

CASH, END OF PERIOD	105,216	105,216	40,546

INCOME TAXES PAID	-	-	-

INTEREST PAID	3,226	-	-

NON-CASH TRANSACTIONS - PURCHASE OF SWEG TECHNOLOGY FOR SHARES	1,855,605	-	-
PURCHASE OF SWEG TECHNOLOGY BY SUBSIDIARY FOR NOTE PAYABLE	600,000	600,000	-

The Notes form an integral part of the consolidated interim financial statements

FIRST NATIONAL ENERGY CORPORATION
(Formerly First National Power Corporation)
(A Development Stage Company)
Consolidated Interim Statements of Changes in Stockholders’ Equity (Deficiency)
From Inception until September 30, 2010
(Amounts expressed in US Dollars)

	Common stock - dollar amount at par value	Common stock - number of shares	Common stock subscribed	Additional paid-in capital (discount)	Deficit accumulated during the development stage	Total FNEC shareholders' equity	Non-controlling interests	Total equity

	$		$	$	$	$	$	$
Balance at November 16, 2000
Issuance of common stock for cash	100	100,000		900		1,000		1,000
Net Loss for the Period					(968)	(968)		(968)

Balance as of December 31, 2000	100	100,000	-	900	(968)	32	-	32
Issuance of stock for cash	400	400,000		3,600		4,000		4,000
Issuance of stock for cash	700	700,000		6,300		7,000		7,000
Issuance of stock for cash	850	850,000		7,650		8,500		8,500
Currency Translation				100		100		100
Net Loss for the Year					(23,954)	(23,954)		(23,954)

Balance as of December 31, 2001	2,050	2,050,000	-	18,550	(24,922)	(4,322)	-	(4,322)
Expiration of recission offer for
sale of stock	64	63,536		6,290		6,354		6,354
Net Loss for the Year					(26,047)	(26,047)		(26,047)

Balance as of December 31, 2002	2,114	2,113,536	-	24,840	(50,969)	(24,015)	-	(24,015)

The Notes form an integral part of the consolidated interim financial statements

FIRST NATIONAL ENERGY CORPORATION
(Formerly First National Power Corporation)
(A Development Stage Company)
Consolidated Interim Statements of Changes in Stockholders’ Equity (Deficiency)
From Inception until September 30, 2010
(Amounts expressed in US Dollars)

	Common stock - dollar amount at par value	Common stock - number of shares	Common stock subscribed	Additional paid-in capital (discount)	Deficit accumulated during the development stage	Total FNEC shareholders' equity
							Non-controlling interests	Total equity

	$		$	$	$	$	$	$
Stock split 5:1	8,454	8,454,144		(8,454)		-
Shares issued for services rendered	200	200,000		79,800		80,000		80,000
Net Loss for the Year					(107,245)	(107,245)		(107,245)

Balance as of December 31, 2003	10,768	10,767,680	-	96,186	(158,214)	(51,260)	-	(51,260)
Stock split 7:1	64,606	64,606,080		(64,606)		-		-
Shares issued for services rendered	30	30,000		15,870		15,900		15,900
Shares subscribed			146	70,371		70,517		70,517
Shares issued for services rendered	44	43,000		9,956		10,000		10,000
Net Loss for the Year					(75,414)	(75,414)		(75,414)

Balance as of December 31, 2004	75,448	75,446,760	146	127,777	(233,628)	(30,257)	-	(30,257)
Shares issued for services rendered	830	830,000		193,160		193,990		193,990
Net Loss for the Year					(208,886)	(208,886)		(208,886)

Balance as of December 31, 2005	76,278	76,276,760	146	320,937	(442,514)	(45,153)	-	(45,153)
Net Loss for the Year					(32,962)	(32,962)		(32,962)

Balance as of December 31, 2006	76,278	76,276,760	146	320,937	(475,476)	(78,115)	-	(78,115)
$

The Notes form an integral part of the consolidated interim financial statements

FIRST NATIONAL ENERGY CORPORATION
(Formerly First National Power Corporation)
(A Development Stage Company)
Consolidated Interim Statements of Changes in Stockholders’ Equity (Deficiency)
From Inception until September 30, 2010
(Amounts expressed in US Dollars)

	Common stock - dollar amount at par value	Common stock - number of shares	Common stock subscribed	Additional paid-in capital (discount)	Deficit accumulated during the development stage	Total FNEC shareholders' equity
							Non-controlling interests	Total equity

	$		$	$	$	$	$	$
Net Loss for the Year					(30,760)	(30,760)		(30,760)
Issue shares bought under subscription	146	146,000	(146)			-		-

Balance as of December 31, 2007	76,424	76,422,760	-	320,937	(506,236)	(108,875)	-	(108,875)
Shares issued for services rendered	100	100,000		400		500		500
Net Loss for the period					(78,645)	(78,645)		(78,645)

Balance as of December 31, 2008	76,524	76,522,760	-	321,337	(584,881)	(187,020)	-	(187,020)
Reverse Stock split 1:100	(75,759)	(75,757,532)		75,759		-		-
Shares issued for services rendered	100	100,000		31,900		32,000		32,000
Purchase of SWEG license for shares	98,800	98,800,000		1,756,805		1,855,605		1,855,605
Net Loss for the Year					(210,769)	(210,769)		(210,769)

Balance as of December 31, 2009	99,665	99,665,228	-	2,185,801	(795,650)	1,489,816	-	1,489,816
Net Loss for the Year					(194,354)	(194,354)	(30)	(194,384)
Sale of minority interest in subsidiary				99,900		99,900	100	100,000
Non-controlling minority interest

Balance as of September 30, 2010	99,665	99,665,228	-	2,285,701	(990,004)	1,395,362	70	1,395,432

The Notes form an integral part of the consolidated interim financial statements

First National Energy Corporation
(Formerly First National Power Corporation)
(A Development Stage Company)
Condensed Notes to the Consolidated Interim Financial Statements
For the 9 months ended September 30, 2010 (unaudited)
Amounts expressed in US Dollars

NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS

The accompanying unaudited interim financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (consisting of all recurring accruals considered necessary for fair presentation) have been included as necessary in order to make the consolidated financial statements not misleading.  Operating results for the interim periods are not necessarily indicative of the results that may be expected for the year ended December 31, 2010. Consolidated Interim financial statements should be read in conjunction with the Company’s annual audited consolidated financial statements.

1              GENERAL

a)	Description of the Business

First National Energy Corporation (the Company) was incorporated in the State of Delaware on November 16, 2000, with the name Capstone International Corporation.  On March 28, 2004, the Company changed its name to First National Power Corporation. On February 12, 2009, the Company relocated its charter to the State of Nevada and changed its name to First National Energy Corporation. As part of reorganization, the Company increased its authorized capital to 300 million common shares and effected a 100 for 1 reverse stock split of its issued and outstanding shares of common stock. The accompanying consolidated financial statements reflect all share data based on the 100 for 1 reverse common stock split.

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
For the 9 months ended September 30, 2010 (unaudited)
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

Gregory Sheller - Chairman, Chief Executive Officer and President
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

On March 22, 2010, Pavana Power Corporation, a Nevada corporation, the Company’s 99.9% owned subsidiary, acquired an exclusive, territorial 25 year license for the Republic of India (“India”), from Boreas Research Corporation (‘Boreas”, the stockholders of whom hold controlling interests in the Company), pursuant to which the Company’s subsidiary acquired technology rights for India in the technology of Boreas that maximizes the energy productivity of existing wind turbines by capturing energy that flows through and underneath existing wind turbine systems.  The consideration due from the Company’s subsidiary to Boreas for the license is a deferred cash payment of $600,000, and a future royalty equal to 5% of the subsidiary’s “EBITDA” (revenues before interest, taxes, depreciation and amortization) from exploitation of the acquired license. The transaction was measured at the exchange amount which is the amount agreed upon between the related parties.

First National Energy Corporation
(Formerly First National Power Corporation)
(A Development Stage Company)
Condensed Notes to the Consolidated Interim Financial Statements
For the 9 months ended September 30, 2010 (unaudited)
Amounts expressed in US Dollars

2              GOING CONCERN

The Company’s consolidated financial statements are prepared using accounting principles generally accepted in the United States of America and applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business.  However, the Company has not generated any revenues from its planned principal operations through September 30, 2010 has recorded losses since inception, has negative working capital, has yet to achieve profitable operations and expects further losses in the development of its business.  These conditions raise substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from this uncertainty.

3              BASIS OF CONSOLIDATION

The consolidated financial statements include the accounts of First National Energy Corporation and its 99.9% owned subsidiary Pavana Power Corporation. All material inter-company amounts have been eliminated.

4              LICENSE FOR SWEG TECHNOLOGY

	2010			2009
	Cost	Accumulated Amortization	Net Book Value	Net Book Value
North American Technology License	$1,855,605	$268,808	$1,586,797	$1,725,967
Indian Technology License	$600,000	$30,000	$570,000	$-
	$2,455,605	$298,808	$2,156,797	$1,725,967

Amortization for the next 5 years is estimated to be as follows:

2010	*	$61,390	* For the 4th Quarter of 2010
2011		245,561
2012		245,561
2013		245,561
2014		245,561
		$1,043,634

First National Energy Corporation
(Formerly First National Power Corporation)
(A Development Stage Company)
Condensed Notes to the Consolidated Interim Financial Statements
For the 9 months ended September 30, 2010 (unaudited)
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

Business of Issuer

Since acquiring the technology license described above, management of the Registrant has expended significant time seeking sources of capital to implement its business plan, which is primarily designed to exploit the licensed technology throughout the United States and Canada for commercial gain. In addition, the Registrant has acquired technology rights to an additional territory for the licensed technology, and intends to exploit such rights through a newly formed and 99.9%-owned subsidiary [see Note 1(c) of accompanying interim financial statements]. The Registrant is also evaluating other alternatives in order to improve the Registrant's financial condition, including merger and acquisition opportunities. There is no assurance that the Registrant will be successful in raising capital or closing any such merger or acquisition transactions.

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

Results of Operations

Nine Months Ended September 30, 2010, compared to the Nine Months Ended September 30, 2009

Assets

Licensed technology assets, net of amortization, increased from $1,725,967 at December 31, 2009, to $2,156,797, as a result of a reduction of $169,170  through amortization and an increase of $600,000 through the acquisition of an additional technology license more particularly described in Note 1(c) of the accompanying financial statements.

Revenues

The Company did not generate any operating revenues in the nine months ended September 30, 2010 or in the nine months ended September 30, 2009.

Costs and Expenses

Amortization of Acquired Technology

Amortization of the Company’s technology assets increased by $91,853 during the nine months ended September 30, 2010 to $169,170 as compared to $77,137 during the comparable period in 2009. The expense for the current year is higher than in the previous period because of additional license purchases during the current period.

Amortization for the next 5 years is estimated to be as follows:

2010	*	$61,390	* For the 4th quarter of 2010
2011		245,561
2012		245,561
2013		245,561
2014		245,561
		$1,043,634
General and Administrative

General and administrative expenses decreased to $23,430 during the nine months ended September 30, 2010, as compared to $67,821 during the comparable period in 2009. This decrease was primarily due to a difference in the nonrecurring professional fees and filing fees incurred in the prior period in anticipation of the Company’s reorganization as more particularly described above.

Liquidity and Capital Resources

Cash and cash equivalents were $105,216 at September 30, 2010, compared to $36,730 at December 31, 2009.

The Company is a development stage company and has not generated any operating revenues as of September 30, 2010. In addition, the Company will continue to incur net losses and cash flow deficiencies from operating activities for the foreseeable future.

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

Much of the Company’s ability to raise additional capital or secure a strategic collaboration for the financing of its continued operations and product development will depend substantially on the successful outcome of its efforts to negotiate joint venture with wind power industry participants. The Company is currently seeking to raise funds through corporate collaboration and sub-licensing arrangements in connection with its ongoing and long-term operations. The Company does not know whether additional financing will be available when needed or, if available, will be on acceptable or favorable terms to it or its stockholders.

The Company’s independent registered public accounting firm expressed substantial doubt about the Company’s ability to continue as a going concern in the audit report on the Company’s audited financial statements for the fiscal year ended December 31, 2009 included in the 2009 10-K.

Net cash used in operating activities was ($31,514) for the nine months ended September 30, 2010 as compared to ($44,576) during the comparable period in 2009. The decrease in net cash used in operations was primarily due to a difference in the nonrecurring professional fees and filing fees incurred in the prior period in anticipation of the Company’s reorganization as more particularly described above.

During the 9-month period ended September 30, 2010, the Company raised $100,000 through the sale of a minority position in a subsidiary. There were no financing activities during the nine months ended September 30, 2009.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

(Not applicable)

ITEM 4.  CONTROLS AND PROCEDURES.

As of September 30, 2010, the Registrant carried out an evaluation of the effectiveness of the Registrant’s disclosure controls and procedures (as defined by Rule 13a-15(e) under the Securities Exchange Act of 1934) under the supervision and with the participation of the Registrant’s chief executive and chief financial officer. Based on and as of the date of such evaluation, the aforementioned officer has concluded that the Registrant’s disclosure controls and procedures were not effective.

The Registrant also maintains a system of internal accounting controls that is designed to provide assurance that assets are safeguarded and that transactions are executed in accordance with management’s authorization and properly recorded. This system is continually reviewed and is augmented by written policies and procedures, the careful selection and training of qualified personnel and an internal audit program to monitor its effectiveness. During the interim period ended September 30, 2010, there were no changes to this system of internal controls or in other factors that could significantly affect those controls.

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

FIRST NATIONAL ENERGY CORPORATION

Dated: October 25, 2010	/s/ Gregory Sheller
Gregory Sheller,
Chief Executive Officer