Form 10-K/A
period 2009-12-31
First National Energy Corp.
filed 2011-01-04
CIK 1142129

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
(Amendment No. 1)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2009

Commission File Number: 333-62588

FIRST NATIONAL ENERGY CORPORATION
 (Exact name of registrant as specified in its charter)

Nevada	66-0349372
(State of other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

2000 Webber Street, Sarasota, Florida 34239
(Address of principal executive offices)      (Zip Code)

Registrant’s telephone number, including area code: (416) 918-6987

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $0.001 par value per share
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
☐ Yes☑ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
☐ Yes☑ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

☑ Yes     ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
☑ Yes    ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☑

As of June 30, 2010, the aggregate market value of the voting and non-voting common equity of the registrant held by non-affiliates of the registrant was $6,722,714 based on the latest transaction price as reported on the OTC Bulletin Board on such date.  This calculation does not reflect a determination that certain persons are affiliates of the registrant for any other purposes.

The number of shares of the registrant's common stock outstanding on December 1, 2010, was 99,665,228.

DOCUMENTS INCORPORATED BY REFERENCE

[NONE]

EXPLANATORY NOTE

First National Energy Corporation (the “Company”) is filing this Amendment No. 1 on Form 10-K/A to our annual report on Form 10-K for the year ended December 31, 2009, originally filed on April 19, 2010 (the “Original Form 10-K”), to restate our financial statements and corresponding financial information for the year ended December 31, 2009, in response to various comments from the Division of Corporate Finance of the Securities and Exchange Commission ("SEC").

The Company also intends to amend its Quarterly Reports on Form 10-Q for the subsequent periods ended June 30, 2010.  Please refer to those amended reports for further discussion of the revised information provided by the registrant for those respective periods.

This amendment incorporates various changes to Form 10-K which were not in the Original Form 10-K filed by the Company, and includes certain information which was inadvertently omitted from the Original Form 10-K filed by the Company. The Company is including currently dated Sarbanes-Oxley Act Section 302 and Section 906 certifications of the Chief Executive Officer and Chief Financial Officer that are attached to this Form 10-K/A as Exhibits 31.1, 31.2, 32.1 and 32.2.

Except as otherwise expressly set forth herein, all of the information in this Form 10-K/A is as of April 19, 2010, the date the Company filed the Original Form 10-K with the SEC. This Form 10-K/A continues to speak as of the date of the Original Form 10-K and does not reflect any subsequent information or events other than as expressly set forth otherwise in this Form 10-K/A. Accordingly, this Form 10-K/A should be read in conjunction with our filings made with the SEC subsequent to the filing of the Original Form 10-K, including any amendments to those filings.  Among other things, forward-looking statements made in the Original Form 10-K have not been revised to reflect events, results or developments that occurred or facts that became known to us after the date of the Original Form 10-K, other than this amendment.

For the convenience of the reader, this Form 10-K/A sets forth the Original Form 10-K in its entirety.  No attempt has been made in this Form 10-K/A to modify or update the disclosures in the Original Form 10-K except as required to follow the proper format of the currently applicable Form 10-K and to address the concerns expressed in the comments from the Division of Corporate Finance of the SEC. However, changes have been made to the following items solely as a result of, and to reflect, the changes made by the registrant in response to comments from the Division of Corporate Finance of the SEC, and no other information in the Form 10-K/A is amended hereby as a result of such changes:

●	Part I, Item 1A - Risk Factors

●	Part II, Item 6 - Selected Financial Data

●	Part II, Item 5 - Market for Common Equity and Related Stockholder Matters and Issuer Purchases of Equity Securities

●	Part II, Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations

●	Part II, Item 8 - Financial Statements and Supplementary Data

●	Part II, Item 9A - Disclosure Controls and Procedures

●	Part III, Item 10 - Directors, Executive Officers and Corporate Governance

●	Part III, Item 11 - Executive Compensation

●	Part III, Item 12 - Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

●	Part III, Item 13 - Certain Relationships and Related Transactions, and Director Independence

●	Part IV, Item 15 - Exhibits and Financial Statement Schedules

●	Signatures

In the Original Form 10-K, the Company reported under Item 9A “Controls and Procedures,” that its Chief Executive Officer had evaluated and presented his conclusion on the effectiveness of the registrant's disclosure controls and procedures, but without disclosing such conclusions. The conclusions of the registrant's Chief Executive Officer discussed in the Original Form 10-K are included under Part II, Item 9A of this document.

i

Unless otherwise indicated, references in this Form 10-K/A to “First National”, “the Company”, the "registrant", “we”, “our” and “us” refer to First National Energy Corporation and its subsidiaries.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Some of the statements contained in this Annual Report that are not historical facts are forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”). We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 21E of the Exchange Act. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date this Annual Report is filed with the SEC. All statements other than statements of historical fact are statements that could be deemed forward-looking statements, including statements regarding: projections of revenue, profit margins, expenses, tax provisions and tax rates, earnings or losses from operations, impact of foreign exchange rates, cash flows, pension and benefit obligations and funding requirements, synergies or other financial items; plans, strategies and objectives of management for future operations including statements relating to potential acquisitions, compensation plans, purchase commitments; developments, performance or industry or market rankings relating to products or services; future economic conditions or performance; the outcome of outstanding claims or legal; potential gains and recoveries of costs; assumptions underlying any of the foregoing; and any other statements that address activities, events or developments that we intend, expect, project, believe or anticipate will or may occur in the future. Forward-looking statements may be characterized by terminology such as “believe,” “anticipate,” “should,” “would,” “intend,” “plan,” “will,” “expect,” “estimate,” “project,” “positioned,” “strategy,” and similar expressions. These statements are based on assumptions and assessments made by our management in light of their experience and perception of historical trends, current conditions, expected future developments and other factors we believe to be appropriate. These forward-looking statements are subject to a number of risks and uncertainties, including but not limited to the following:

●	risks associated with our international operations;

●	significant movements in foreign currency exchange rates;

●	changes in the general economy, including the current global economic downturn, as well as the cyclical nature of global alternative energy markets;

●	availability and cost of raw materials, parts and components that may be used in our products;

●	the competitive environment in our industry;

●	our ability to identify, finance, acquire and successfully integrate attractive installation targets;

●	our ability to manage and grow our business and the execution of our business and growth strategies;

●	loss of key management;

●	our ability and the ability of our strategic partners to access required capital at a reasonable cost;

●	our ability to expand our business in our targeted markets;

●	our financial performance;

●	our ability to identify, address and remediate any material weaknesses in our internal control over financial reporting; and

●	others risks and factors, listed in Item 1A. Risk Factors in Part I of this Form 10-K/A.

Any such forward-looking statements are not guarantees of future performance and actual results; future developments and business decisions may differ materially from those envisaged by such forward-looking statements. These forward-looking statements speak only as of the date the Original Form 10-K was filed with the SEC. We do not assume any obligation and do not intend to update any forward-looking statement except as required by law. See Item IA. Risk Factors in Part I of this Form 10-K/A for a further discussion regarding some of the reasons that actual results may be materially different from those that we anticipate.

ii

PART I

Item 1.                      Business

Business Development

1.  First National Energy Corporation (the “Registrant”) was incorporated as Capstone International Corporation on November 16, 2000, in the state of Delaware, and has a class of shares registered with the Securities and Exchange Commission on Form SB-2 as SEC File No. 333-62588, filed on June 8, 2001. The Registrant’s name was changed to “First National Power Corporation” on January 28, 2004, and was changed again to “First National Energy Corporation” on February 12, 2009, at which time the Registrant effected a reverse stock split, adopted a holding company structure, and relocated its corporate charter from Delaware to Nevada as part of the reorganization described in the next succeeding paragraph.

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

2.  The Registrant has not at any time been the subject of any bankruptcy, receivership or similar proceeding.

3.  On April 20, 2009, the Registrant acquired a territorial license to certain rights in alternative wind energy technology in exchange for 98,800,000 newly issued common shares of the Registrant, which resulted in a change in control of the Registrant, all as more particularly described in the definitive information statement on Form DEF 14-C filed with the Securities and Exchange Commission on May 4, 2009. The Registrant has valued the technology license received in such transaction at $1,855,605 after consulting with an outside valuation expert. As a result of such transaction, the Registrant was after such date no longer deemed to be a "shell company" as defined in Rule 12b-2 under the Securities Exchange Act of 1934.

4.  Business of Issuer

(i) Principal products or services and their markets.

Since acquiring the technology license described above, management of the Registrant has expended significant time seeking sources of capital to implement its business plan, which is primarily designed to exploit the licensed technology throughout the United States and Canada for commercial gain by building, installing and operating its proprietary supplemental wind generation devices. The Registrant is also evaluating other alternatives in order to improve the Registrant's financial condition, including merger and acquisition opportunities. There is no assurance that the Registrant will be successful in raising capital or closing any such merger or acquisition transactions.

(ii) Distribution methods of the products or services.

The Registrant intends to market and distribute its licensed proprietary supplemental wind generation devices by achieving strategic alliances with wind industry participants operating construction and maintenance enterprises in the licensed territories.

(iii) Status of any publicly announced new product or service.

The publicly announced licensed proprietary supplemental wind generation devices of the Registrant are the subject of intense research and development efforts by the Registrant, with the object of achieving optimum performance, facilitating large scale manufacturing at multiple locations, and protecting the Registrant's unique product designs.

(iv) Competitive business conditions and the smaller reporting company's competitive position in the industry and methods of competition.

For a discussion of competitive business conditions and the Registrant's competitive position in the industry and methods of competition, please see "Risk Factors - RISKS RELATED TO WIND ENERGY INDUSTRY" below.

(v) Sources and availability of raw materials and the names of principal suppliers.

The Registrant has identified ready sources and availability of raw materials and multiple suppliers of the materials and components to be incorporated in its licensed proprietary supplemental wind generation devices, and does not foresee any dependence on any sole source or supplier for such materials and components.

(vi) Dependence on one or a few major customers.

The Registrant does not foresee any likely dependence on one or a few major customers.

(vii) Patents, trademarks, licenses, franchises, concessions, royalty agreements or labor contracts, including duration.

For a description of the license agreement held by the Registrant, the reader is referred to the definitive information statement on Form DEF 14-C filed by the Registrant with the Securities and Exchange Commission on May 4, 2009.

(viii) Need for any government approval of principal products or services.

No government approval is required for the Registrant's principal products, but certain certifications may be necessary to obtain liability insurance for the products in order to satisfy the contractual requirements of potential customers.

(ix) Effect of existing or probable governmental regulations on the business.

For a discussion of the effect of existing or probable governmental regulations on the business of the Registrant, please see "Risk Factors-RISKS RELATED TO WIND ENERGY INDUSTRY" below.

(x) Estimate of the amount spent during each of the last two fiscal years on research and development activities.

Research and development activities for the fiscal year ending December 31, 2008 incurred expenses of $45,236; such activities for the fiscal year ending December 31, 2009 are included in general and administrative expenses of $81,136, as such activities were carried out by the Registrant's management.

(xi) Costs and effects of compliance with environmental laws (federal, state and local).

Such costs are unknown, but are not considered by the Registrant to be material.

(xii) Number of total employees and number of full-time employees.

The Registrant has no paid employees nor any full-time employees, as the directors and offices of the Registrant are currently performinig their services without compensation.

5.  Reports to Security Holders

The Registrant is a reporting entity and files annual, quarterly and special event reports with the Securities and Exchange Commission, as well as proxy and information statements.

The Registrant will voluntarily make available to security holders upon request a copy of this amended annual report on Form 10-K/A, including audited financials.

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

Item 1A.  Risk Factors.

An investment in our common stock involves a high degree of risk. You should carefully consider the risks and uncertainties described below, together with the information included elsewhere in this Annual Report on Form 10-K/A and other documents we file with the SEC. If any of the following risks actually occur, our business, financial condition or operating results could suffer. As a result, the trading price of our common stock could decline and you could lose all or part of your investment in our common stock. The risks and uncertainties described below are those that we have identified as material, but are not the only risks and uncertainties facing us and we caution that this list of risk factors may not be exhaustive. Our business is also subject to general risks and uncertainties that affect many other companies, such as overall U.S. and non-U.S. economic and industry conditions, a global economic slowdown, geopolitical events, changes in laws or accounting rules, fluctuations in interest rates, terrorism, international conflicts, natural disasters or other disruptions of expected economic or business conditions. We operate in a continually changing business environment, and new risk factors emerge from time to time which we cannot predict. Additional risks and uncertainties not currently known to us or that we currently believe are immaterial also may impair our business, including our results of operations, liquidity and financial condition.

FIRST NATIONAL ENERGY COMPANY IS A DEVELOPMENT STAGE COMPANY WITH A LIMITED OPERATING HISTORY THAT MAKES IT IMPOSSIBLE TO RELIABLY PREDICT FUTURE GROWTH AND OPERATING RESULTS.

The Company has not demonstrated that it can:

●	manufacture products in a manner that will enable it to be profitable;
●	establish many of the business functions necessary to operate, including sales, marketing, manufacturing, administrative and financial functions;
●	establish appropriate financial controls;
●	respond effectively to competitive pressures; or
●	raise the capital necessary to implement its business plan.

FIRST NATIONAL ENERGY COMPANY HAS INCURRED OPERATING LOSSES SINCE INCEPTION.

Since its inception in 2000, the Company has incurred losses every quarter. The extent of the Company’s future operating losses and the timing of profitability are highly uncertain, and it may never achieve or sustain profitability.  The Company has incurred a net loss for the nine months ended September 30, 2010 of ($194,354).  At September 30, 2010, the Company had an accumulated deficit of ($990,004). The Company anticipates that it will continue to incur operating loses for the foreseeable future and it is possible that the Company will never generate substantial revenues from its products.

THE COMPANY’S FUTURE CAPITAL NEEDS ARE UNCERTAIN. THE COMPANY WILL NEED TO RAISE ADDITIONAL FUNDS NOW AND IN THE FUTURE AND THESE FUNDS MAY NOT BE AVAILABLE ON ACCEPTABLE TERMS OR AT ALL.

The Company believes that its current cash will not be sufficient to meet projected operating requirements for at least the next 3 months and it is therefore necessary that the Company will need to seek additional funds from public and/or private stock offerings, borrowings under credit lines or other sources. The Company’s capital requirements will depend on many factors, including:

●	the revenues generated by products that it manufactures;
●	the costs required to develop its manufacturing processes;
●	the expenses it incurs in manufacturing and placing its products;
●	the costs associated with any expansion of its business;
●	the costs associated with capital expenditures; and
●	the number and timing of any acquisitions or other strategic transactions.

As a result of these factors, the Company will need to raise additional funds, and these funds may not be available on favorable terms, or at all. Furthermore, if the Company issues equity or debt securities to raise additional funds, its existing shareholders may experience dilution, and the new equity or debt securities may have rights, preferences and privileges senior to those of its existing shareholders. If the Company cannot raise funds on acceptable terms, it may not be able to develop or enhance its products, execute its business plan, take advantage of future opportunities, or respond to competitive pressures or unanticipated counterparty requirements.

THE COMPANY’S SUCCESS WILL DEPEND ON ITS ABILITY TO ATTRACT AND RETAIN KEY PERSONNEL AND TECHNICAL STAFF.

The Company believes future success will depend on its ability to manage its growth successfully, including attracting and retaining skilled personnel for its manufacturing and site maintenance operations. Hiring qualified management and technical personnel may be difficult.  If the Company fails to attract and retain personnel, particularly management and technical personnel, it may not be able to succeed in its planned operations.

Our executive officers, board of directors and key employees are crucial to our business, and we may not be able to recruit, integrate and retain the personnel we need to succeed.

Our success will depend upon a number of key management, sales, technical and other critical personnel, including our executive officers, our board of directors and key employees with expertise in the industry. The loss of the services of any key personnel, or our inability to attract, integrate and retain highly skilled technical, management, sales and marketing personnel could result in significant disruption to our operations, including our inability or limited success in locating new sites, effectiveness of sales efforts, quality of customer service, and completion of our initiatives, including growth plans and the results of our operations. Any failure by us to find suitable replacements for our key senior management may be disruptive to our operations. Competition for such personnel in the technology industries is intense, and we may be unable to attract, integrate and retain such personnel successfully.

We may have to depend on outside advisors for some of our primary business operations.

To supplement the business experience of our officers and directors, we may be required to employ accountants, technical experts, appraisers and attorneys or engage other consultants or advisors. The selection of any such advisors will be made by our directors and officers without any input from shareholders. Furthermore, it is anticipated that such persons may be engaged on an “as needed” basis without a continuing fiduciary or other obligation to us. In the event management considers it necessary to hire outside advisors, they may elect to hire persons who are affiliates, if they are able to provide the required services.

IF THE COMPANY DOES NOT EFFECTIVELY MANAGE ITS GROWTH, ITS BUSINESS RESOURCES MAY BECOME STRAINED AND ITS RESULTS OF OPERATIONS MAY BE ADVERSELY AFFECTED.

The Company expects to rapidly increase its employee base proportionate to expansion of its manufacturing capabilities. This may provide challenges to the Company’s organization and may strain its management and operations. The Company may misjudge the amount of time or resources that will be required to effectively manage any anticipated or unanticipated growth in its business or it may not be able to attract, hire and retain sufficient personnel to meet its needs. If the Company cannot scale its business appropriately, maintain control over expenses or otherwise adapt to anticipated and unanticipated growth, its business resources may become strained, it may not be able to deliver contracted products in a timely manner and its results of operations may be adversely affected

THE COMPANY MAY BE SUBJECT TO POTENTIAL PRODUCT LIABILITY AND OTHER CLAIMS AND IT MAY NOT HAVE THE INSURANCE OR OTHER RESOURCES TO COVER THE COSTS OF ANY SUCCESSFUL CLAIM.

Defects in the Company's products could subject it to potential product liability claims for damage to property or personal injuries.  The Company’s product liability insurance, if available at reasonable cost, may not be adequate to cover future claims. Product liability insurance is expensive and, in the future, may not be available on terms that are acceptable to the Company, if it is available to it at all. Plaintiffs may also advance other legal theories supporting their claims that the Company's products or actions resulted in some harm.  A successful claim brought against the Company in excess of its insurance coverage could significantly harm its business and financial condition.

RISKS RELATED TO CAPITAL STRUCTURE

THERE IS NO ASSURANCE OF AN ESTABLISHED PUBLIC TRADING MARKET.

Although the Company's common stock trades on the OTC Bulletin Board, a regular trading market for the securities may not be sustained in the future. The OTC Bulletin Board is an inter-dealer, over-the-counter market that provides significantly less liquidity than other exchanges. Quotes for stocks included on the OTC Bulletin Board are not listed in the financial sections of newspapers as are those for other major exchanges. Therefore, prices for securities traded solely on the OTC Bulletin Board may be difficult to obtain and holders of common stock may be unable to resell their securities at or near their original offering price or at any price. Market prices for the Company's common stock will be influenced by a number of factors, including:

●	the issuance of new equity securities pursuant to its recent issuance of shares for a technology license, or a future offering;
●	changes in interest rates;
●	competitive developments, including announcements by competitors of new products or services or significant contracts, acquisitions, strategic partnerships, joint ventures or capital commitments;
●	variations in quarterly operating results;
●	changes in financial estimates by securities analysts;
●	the depth and liquidity of the market for the Company's common stock;
●	investor perceptions of the Company and the alternative energy industry generally; and
●	general economic and other national conditions.

THE COMPANY'S COMMON STOCK IS CONSIDERED A "PENNY STOCK."

The Company's common stock is considered to be a "penny stock" since it meets one or more of the definitions in Rules 15g-2 through 15g-6 promulgated under Section 15(g) of the Exchange Act. These include but are not limited to the following: (i) the stock trades at a price less than $5.00 per share; (ii) it is not traded on a "recognized" national exchange; (iii) it is not quoted on the NASDAQ Stock Market, or even if so, has a price less than $5.00 per share; or (iv) is issued by a company with net tangible assets less than $2.0 million, if in business more than three years, or with average revenues of less than $6.0 million for the past three years. The principal result or effect of being designated a "penny stock" is that securities broker-dealers cannot recommend the stock but must trade in it on an unsolicited basis.

BROKER-DEALER REQUIREMENTS MAY AFFECT TRADING AND LIQUIDITY.

Section 15(g) of the Exchange Act and Rule 15g-2 promulgated thereunder by the SEC require broker-dealers dealing in penny stocks to provide potential investors with a document disclosing the risks of penny stocks and to obtain a manually signed and dated written receipt of the document before effecting any transaction in a penny stock for the investor's account.

Potential investors in the Company's common stock are urged to obtain and read such disclosure carefully before purchasing any shares that are deemed to be "penny stock." Moreover, Rule 15g-9 requires broker-dealers in penny stocks to approve the account of any investor for transactions in such stocks before selling any penny stock to that investor. This procedure requires the broker-dealer to (i) obtain from the investor information concerning his or her financial situation, investment experience and investment objectives; (ii) reasonably determine, based on that information, that transactions in penny stocks are suitable for the investor and that the investor has sufficient knowledge and experience as to be reasonably capable of evaluating the risks of penny stock transactions; (iii) provide the investor with a written statement setting forth the basis on which the broker-dealer made the determination in (ii) above; and (iv) receive a signed and dated copy of such statement from the investor, confirming that it accurately reflects the investor's financial situation, investment experience and investment objectives. Compliance with these requirements may make it more difficult for holders of the Company's common stock to resell their shares to third parties or to otherwise dispose of them in the market or otherwise.

FOLLOWING THE COMPANY’S RECENT TECHNOLOGY LICENSE TRANSACTION, THE PRINCIPAL SHAREHOLDERS OF THE LICENSOR WILL HAVE SIGNIFICANT INFLUENCE OVER THE COMPANY.

The officers, directors and insiders of the Company beneficially own, in the aggregate, 86.4% of the Company's outstanding voting stock. As a result, the principal shareholders of Boreas Research Corporation, the Company’s technology licensor, will possess significant influence over the Company, giving them the ability, among other things, to elect a majority of the Company's Board of Directors and to approve significant corporate transactions. Such stock ownership and control may also have the effect of delaying or preventing a future change in control of the Company, impeding an acquisition, consolidation, takeover or other business combination or discourage a potential acquirer from making a tender offer or otherwise attempting to obtain control of the Company.

THE COMPANY DOES NOT FORESEE PAYING CASH DIVIDENDS IN THE FORESEEABLE FUTURE.

We currently intend to retain our future earnings to support operations and to finance expansion and, therefore, we do not anticipate paying any cash dividends on our common stock in the foreseeable future.  The Company has not paid any dividends since its inception.

ANTICIPATED LIQUIDITY AND CAPITAL RESOURCES

The Company’s management anticipates that substantial additional capital will be required to implement its business plan. However, there can be no assurance that management will be successful in raising such necessary additional capital. If additional funds are raised through the issuance of equity or convertible debt securities, the percentage ownership of our shareholders will be reduced, shareholders may experience additional dilution and such securities may have rights, preferences and privileges senior to those of our common stock. There can be no assurance that additional financing will be available on terms favorable to us or at all. If adequate funds are not available or are not available on acceptable terms, we may not be able to implement our business plan, fund expansion, take advantage of unanticipated acquisition opportunities, develop or enhance services or products or respond to competitive pressures. Such inability could harm the Company’s business, results of operations and financial condition.

RISKS RELATED TO WIND ENERGY INDUSTRY

We have a limited operating history and we have not demonstrated that we can develop, market, install and manage our licensed supplemental energy generating systems on a large scale.

We have a limited history of managing supplemental energy generating systems and limited data upon which you can evaluate our business. Our prospects for success must be considered in the context of a new company in a developing industry. The risks we face include developing and acquiring successful relationships with large scale wind farms, reliance on third parties, operating in a competitive environment in which electricity rates will be set by the operation of market forces and regulatory constraints, uncertain performance of our supplemental energy generating systems, financing our business and meeting the challenges of the other risk factors described herein. If we are unable to address all of these risks, our business, results of operations and financial condition may suffer.

The revenues generated by wind farms depend on market prices of energy in competitive wholesale energy markets. Market prices for both energy and capacity are volatile and depend on numerous factors outside our control including economic conditions, population growth, electrical load growth, government and regulatory policy, weather, the availability of alternate generation and transmission facilities, balance of supply and demand, seasonality, transmission and transportation constraints and the price of natural gas and alternative fuels or energy sources. The wholesale power markets are also subject to market regulation by the Federal Energy Regulatory Commission, independent system operators, and regional transmission operators which can impact market prices for energy and capacity sold in such markets, including by imposing price caps, mechanisms to address price volatility or illiquidity in the markets or system instability and market power mitigation measures. We cannot assure you that market prices will be at levels that enable us to operate profitably or as anticipated. A decline in electricity or capacity market prices below anticipated levels could have a material adverse impact on our revenues or results of operations. In markets where wind farms qualify to receive capacity payments, it is typical that only a portion of the wind farm’s capacity is eligible to receive capacity payments. This portion is typically based on the previous year’s average net capacity factor during peak periods. In addition, changes to regulatory policy or market rules regarding the qualification of wind generation as a capacity resource could limit or eliminate a wind farm’s ability to receive payments for its generating capacity.

The governments of the United States and Canada may not extend or may decrease existing tax incentives for renewable energy, including wind energy, which would have an adverse impact on our development strategy.

Tax incentives applicable to the wind energy industry currently in effect include the production tax credit (“PTC”) and accelerated tax depreciation for certain assets of wind farms. The current version of the PTC provides the owner of a wind turbine with a credit against its federal income tax obligations based on the amount of electricity generated by the wind turbine. The accelerated depreciation for certain assets of wind farms provides for a five-year depreciable life for these assets, rather than the 15 to 25 year depreciable lives of many non-renewable energy assets. We also cannot assure you that the tax laws providing for accelerated depreciation of wind farm assets will not be modified, amended or repealed in the future. If the current tax incentives are not extended or renewed, or are extended or renewed at a lower rate, financing options for wind farms may be reduced and development plans for additional wind farms could be adversely affected, thereby severely restricting the number of potential sites for the Company’s products.

Tax equity investors have limited funds, and wind energy producers compete with other renewable energy producers for tax equity financing. In the current rapidly expanding market, the cost of tax equity financing may increase and there may not be sufficient tax equity financing available to meet the total demand in any year. In addition, one or more current tax equity investors may decide to withdraw from this market thereby depleting the pool of funds available for tax equity financing. Alternative financing will be more expensive and there may not be sufficient liquidity in alternate financial markets. As a result, development of additional wind farms and the Company’s growth potential would both be adversely affected.

The performance of wind farms and, by extension, the Company’s products, are dependent upon meteorological and atmospheric conditions that fluctuate over time. The production of electricity generated by our supplemental wind energy systems will be the source of substantially all of our revenues. As a result, our results of operations will be highly dependent on meteorological and atmospheric conditions.

Operational factors may reduce energy production from the Company’s supplemental wind energy generation systems below projections, causing a reduction in revenue. The amount of electricity generated depends upon many factors in addition to the quality of the wind resources, including but not limited to turbine performance, aerodynamic losses resulting from wear on the wind turbine, degradation of other components, icing or soiling of the blades and the number of times an individual turbine or an entire wind farm may need to be shut down for maintenance or to avoid damage due to extreme weather conditions. In addition, conditions on the electrical transmission network can impact the amount of energy a wind farm can deliver to the network. We cannot assure you that any of our supplemental wind energy generation systems will meet energy production expectations in any given time period.

As with all power generation facilities, operation of our supplemental wind energy generation systems will involve operating risks, including:

●	our possible inability to achieve the output and efficiency levels for our supplemental wind energy generation systems that we have projected; and
●
shutdown due to a breakdown or failure of equipment or processes, violation of permit requirements (whether through operations or change in law), operator error or catastrophic events such as fires, explosions, floods or other similar occurrences affecting us, our supplemental wind energy generation systems or third parties upon which our business may depend.

The occurrence of one or more of these events could significantly reduce revenues expected to be produced by our supplemental wind energy generation systems or significantly increase the expenses of our supplemental wind energy generation systems, thereby adversely affecting our business, results of operations and financial condition.

Our financial projections assume that we will be able to operate our supplemental wind energy generation systems nearly continually and we may have trouble meeting our obligations if we are not successful.

We will need to achieve high levels of availability and dispatch for our supplemental wind energy generation systems to operate profitably. We operate under the assumption that we will achieve high levels of availability and dispatch in developing the revenue figures included in our financial projections. However, developments could affect the dispatch rate of our supplemental wind energy generation systems, including the following:

●	equipment problems or other problems which affect the ability of our supplemental wind energy generation systems to operate;
●	implementation of additional or more stringent environmental compliance measures; or
●	the market introduction of new and competing products which may be more efficient and cost effective than our supplemental wind energy generation systems.

Changes in energy laws or regulations or interpretations of these laws or regulations could result in increased compliance costs or result in additional expenditures for us. Failure by us to comply or failure to satisfy requirements could also subject us to the imposition of penalties and fines. Governmental laws, regulations and policies applicable to alternative energy sources are currently subject to modifications and are expected to continue to evolve. Resulting laws and policies may restrict the structuring of the sales of the power generated by wind farms. Federal law regulates wholesale sales of electricity and the transmission of electricity in interstate commerce by public utilities. We cannot predict whether federal or state governmental entities or regulatory authorities will adopt new laws or regulations or modify existing laws affecting the generation and/or transmission of electricity, or the ability of our counterparty wind farm operators to comply with them. Such new laws or regulations could have a material adverse impact on our business, results of operations or financial condition.

Various state governments may not extend or may decrease incentives for renewable energy, including wind energy, which would have an adverse impact on our development strategy.

Various types of incentives which support the sale of electricity generated from wind energy presently exist in regions where we plan to market, install and operate our products on existing wind farms. We cannot assure you that governmental support for alternative energy sources will continue at current levels or that the wind farms we partner with will qualify for such incentives. Any decrease in such state-level incentives could have an adverse impact on our development strategy.

We depend on our ability to locate and develop new sources of wind power in a timely and consistent manner, and failure to do so would adversely affect our operations and financial performance.

Our success in the industry requires additional and continuing development to become and remain competitive. We expect to continue to make substantial investments in development activities. Our future success will depend, in part, on our ability to continue to locate additional wind power sites. This development activity will require continued investment in order to maintain and grow our market position. We may experience unforeseen problems in our development endeavors. We may not achieve widespread market acceptance of our supplemental wind energy generation systems. These factors could materially affect our ability to forecast operations and negatively affect our stock price, results of operations, cash flow and financial condition.

The number of desirable sites available for successful wind farms is limited, and our inability to successfully negotiate for access with the owners and operators of such sites would limit our ability to implement our development strategy.

We are a small company, and we will be operating in a highly competitive market, and this competition may accelerate in the future. Potential competitors have, or may have, substantially greater financial, marketing or technical resources, and in some cases, greater name recognition and experience than we have. Such potential competitors may be able to respond more quickly to new or emerging technologies and changes in customer requirements, and may also be able to devote greater resources to the development and promotion of supplemental wind energy generation systems than we can. Potential competitors may make strategic acquisitions or establish cooperative relationships among themselves or with third parties that enhance their ability to address the needs of our prospective counterparties. It is possible that new competitors or alliances among potential competitors may emerge and rapidly gain significant market share. This would in turn reduce our market share, reduce our overall revenues and require us to invest additional funds in new technology development. If we cannot compete successfully against competitors, this will have a negative impact on our business, financial condition, results of operations and cash flow.

We will depend on electric transmission facilities owned and operated by third parties to deliver the electricity that we sell. We will typically connect to transmission networks through the facilities owned and controlled by our counterparty wind farm owners and operators. The capacity of the local transmission network may be limited or constrained, and the owner of the network may not allow us to interconnect our supplemental wind energy system without first constructing any necessary system upgrades. Many wind farms are located in remote areas with limited transmission networks where intense competition exists for access to, and use of capacity on, the existing transmission facilities. We cannot assure you that we will obtain sufficient network connections for all future installations within planned timetables and budgetary constraints.

Our counterparty wind farm owners and operators are required to meet certain technical specifications in order to be connected to the transmission network. If any wind farm does not meet, or ceases to comply with, these specifications, we will not be able to connect, to or remain connected, to the transmission network. We may also incur liabilities and penalties, including disconnection from the network, if the transmission of electricity by one or more of such host wind farms does not comply with applicable technical requirements. In the interconnection agreements between wind farms and the applicable transmission owner or operator, the transmission owner or operator retains the right to interrupt or curtail transmission deliveries as required in order to maintain the reliability of the transmission network. We cannot assure you that the Company will not be adversely impacted by any such interruption or curtailment.

Item 1B.  Unresolved Staff Comments.

The Registrant received comments from the Division of Corporation Finance of the SEC dated November 16, 2010, pertaining to the Forms 10-K and 10-Q filed by the Registrant for fiscal 2009 and subsequent periods.  The Registrant is endeavoring to resolve each such comment by, among other things, filing this amended annual report and preparing amendments of each subsequent quarterly report on Form 10-Q.

Item 2.                      Properties.

The Registrant maintains office space in Sarasota, Florida, at minimal cost. It currently does not own any equipment at that location.

Item 3.                      Legal Proceedings.

The Registrant is not a party to any pending or threatened legal proceedings.

Item 4.  Reserved.

PART II

Item 5.  Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information.

Our common stock is traded on the Over the Counter Bulletin Board (the "OTCBB") under the symbol "FNEC". The following table sets forth the high and low bid quotations for our common stock for each quarter during the past two fiscal years as reported by the OTCBB. The below quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions:

Year ended December 31, 2009 (1)	High	Low
1st quarter, ended March 31, 2009*	$1.55	$0.30
2nd quarter, ended June 30, 2009	$1.02	$0.31
3rd quarter, ended September 30, 2009	$3.00	$1.01
4th quarter, ended December 31, 2009	$1.10	$0.32

Year ended December 31, 2008 (1)
1st quarter, ended March 31, 2008*	$4.50	$1.50
2nd quarter, ended June 30, 2008*	$9.90	$0.40
3rd quarter, ended September 30, 2008*	$5.00	$0.50
4th quarter, ended December 31, 2008	$2.00	$0.31

(1) The Registrant's common stock only traded sporadically during this fiscal year.
(*)  Adjusted for 100 to 1 reverse stock split effected on February 12, 2009.

Holders.

At December 31, 2009, there were approximately 66 holders of the Registrant's common stock.

Dividend Policy.

As of December 31, 2009, the Registrant has not paid any dividends to its shareholders and does not intend to pay dividends to its shareholders in the foreseeable future.  However, there are no restrictions which would limit the ability of the Registrant to pay dividends in the future.

Securities authorized for issuance under equity compensation plans.

(1) The Registrant maintains a stock incentive plan, entitled “2005 Stock Incentive Plan for Employees and Consultants” and has registered 3 million of its common shares (1 million on February 25, 2005 and 2 million on April 11, 2005) for issuance under such stock incentive plan. To date, 830,000 shares have been issued under the stock incentive plan.

(2) The following information is provided in accordance with Item 201(d) (Market Price of and Dividends on the Registrant's Common Equity and Related Stockholder Matters) of Regulation S-K:

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensaton plans [excluding securities reflected in column (a)] (c)
Equity compensation plans approved by security holders	None	N/A	None
Equity compensation plans not approved by security holders	None	N/A	2,170,000 Common Shares
Total	None	N/A	2,170,000 Common Shares

(3) For a description of the material features of the Registrant's “2005 Stock Incentive Plan for Employees and Consultants”, a compensation plan under which equity securities of the Registrant are authorized for issuance that was adopted without the approval of security holders, the reader is referred to the registration statements filed with the SEC by the Registrant on Form S-8 on February 25, 2005 and April 11, 2005.

Please refer to "ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE," and "ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS."

(b) Report of Offering of Securities and Use of Proceeds Therefrom.

Not Applicable.

(c) Purchases of Equity Securities by the Issuer and Affiliated Purchasers.

None.

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

Cash Flows from Operating Activities

Net cash provided used in operating activities was $48,392 for the twelve months ended December 31, 2009, compared to $73,191 for the twelve months ending December 31, 2008.

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

The Registrant has incurred net losses: ($210,769) for the fiscal year ended December 31, 2009 and ($78,645) for the fiscal year ended December 31, 2008.  At December 31, 2009, the Registrant had an accumulated deficit of ($795,650). This raises substantial doubt about the Registrant's ability to continue as a going concern.

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

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk.

Item 8.     Financial Statements and Supplementary Data

Financial statements as of and for the year ended December 31, 2009, and for the year ended December 31, 2008, are presented in a separate section of this report following Item 14.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosures.

None

Item 9A.  Controls and Procedures

As of December 31, 2009, the Registrant carried out an evaluation of the effectiveness of the Registrant’s disclosure controls and procedures (as defined by Rule 13a-15(e) under the Securities Exchange Act of 1934) under the supervision and with the participation of the Chief Financial Officer. Based on and as of the date of such evaluation, the aforementioned officers have concluded that the Registrant’s disclosure controls and procedures were not effective, due to a material weakness in our internal control over financial reporting, consisting of inadequate staffing within the accounting operations by employees who are responsible for accounting functions which prevents us from segregating duties within our internal control system. The inadequate segregation of duties is a weakness because it could lead to the untimely identification and resolution of accounting and disclosure matters or could lead to a failure to perform timely and effective reviews.

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

Item 9B.  Other Information

PART III

Item 10.  Directors, Executive Officers, and Corporate Governance.

DOUG LINDEBLOM - Director, Chairman of the Board of Directors, Chief Executive Officer and President of the Company.

Mr. Lindeblom, age 53, is and for the past five years has served as Director of Economic Development and Tourism for the Regional Municipality of Durham, Province of Ontario, Canada. Doug has over 25 years experience in the economic development, marketing and real estate fields. His sector focus in Durham is in the energy sector, and he has been actively involved in the formation and administration of the Durham Strategic Energy Alliance, where he sits as the Board Secretary.  Mr. Lindeblom has served as a director and officer of the Company since May 25, 2009.

Mr. Lindeblom's education, business experience and skills in working with infrastructure projects such as wind farms and power plants qualify him to serve as a director and officer of the Company.

PETER WANNER - Director, Treasurer, Chief Executive Officer and Chief Financial Officer.

Mr. Wanner, age 57, is a qualified accountant certified in Canada and Ontario and for the past 15 years has served as a business consultant to start-up companies, as well as companies in refinancing and turnaround. He also has 26 years of experience in financing accounting, including 2 years in public accounting as well as international experience working in Mexico, United Kingdom and United States. Mr. Wanner has served as a director since May 4, 2004.  The term of office for any director is for a period of one year, or until the next annual meeting (or special meeting in lieu of an annual) of the shareholders. Mr. Wanner has served as a director and officer of the Company since May 4, 2004.

Mr. Wanner's education and accounting and work experience qualify him to serve as a director and officer of the Company.

GIANNI CAPUTO - Director, Vice President and Secretary of the Company.

For the past 5 years, Mr. Caputo, age 29, has served as Project and Kiosk Integration Manager of Aareas Interative, Inc. (www.aareas.com), a developer of technologies for real estate sales and marketing serving the building industry in the United States and Canada with annual revenues of approximately $4 million.  Mr. Caputo supervises 17 Aareas employees. Mr. Caputo has served as a director and officer of the Company since May 25, 2009.

Mr. Caputo's technical skills and technology work experience qualify him to serve as a director and officer of the Company.

Significant Employees.

The Registrant has no employees.

Involvement in certain legal proceedings.

During the past ten years, none of the Registrant's directors and officers have been subject to any of the following events:

1.  A petition under the Federal bankruptcy laws or any state insolvency law was filed by or against, or a receiver, fiscal agent or similar officer was appointed by a court for the business or property of such person, or any partnership in which he was a general partner at or within two years before the time of such filing, or any corporation or business association of which he was an executive officer at or within two years before the time of such filing.

2.  A conviction in a criminal proceeding or being named subject of a pending criminal proceeding (excluding traffic violations and other minor offenses).

3.  Being the subject of any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him from, or otherwise limiting, the following activities:

i.Acting as a futures commission merchant, introducing broker, commodity trading advisor, commodity pool operator, floor broker, leverage transaction merchant, any other person regulated by the Commodity Futures Trading Commission, or an associated person of any of the foregoing, or as an investment adviser, underwriter, broker or dealer in securities, or as an affiliated person, director or employee of any investment company, bank, savings and loan association or insurance company, or engaging in or continuing any conduct or practice in connection with such activity;

ii.Engaging in any type of business practice; or

iii.    Engaging in any activity in connection with the purchase or sale of any security or commodity or in connection with any violation of Federal or State securities laws or Federal commodities laws;

4.  Being the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any Federal or State authority barring, suspending or otherwise limiting for more than 60 days the right of such person to engage in any activity described in paragraph (f)(3)(i) of this section, or to be associated with persons engaged in any such activity;

5.  Being found by a court of competent jurisdiction in a civil action or by the Commission to have violated any Federal or State securities law, and the judgment in such civil action or finding by the Commission has not been subsequently reversed, suspended, or vacated.

6.  Being found by a court of competent jurisdiction in a civil action or by the Commodity Futures Trading Commission to have violated any Federal commodities law, and the judgment in such civil action or finding by the Commodity Futures Trading Commission has not been subsequently reversed, suspended or vacated.

7.  Being the subject of, or a party to, any Federal or State judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of:

i.Any Federal or State securities or commodities law or regulation; or

ii.     Any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order; or

iii.   Any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity.

8.  the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act (15 U.S.C. 78c(a)(26))), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act (7 U.S.C. 1(a)(29))), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

The Board of Directors includes Doug Lindeblom, Peter Wanner, and Gianni Caputo. Mr Lindeblom and Peter Wanner are the Registrant’s audit committee.

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

Code of Ethics

As of the date of filing this report, the Registrant has not adopted a Code of Ethics, but has resolved to adopt a formal Code of Ethics prior to the end of the fiscal 2010 year.  The delay has resulted from management's exclusive concentration of their efforts on business development and the inability thereby to devote the time required to get a code of ethics drafted, approved, and posted on its website.

Item 11.  Executive Compensation.

Executive officers and directors of the Registrant do not currently receive and are not accruing any compensation:

SUMMARY COMPENSATION TABLE

Name and principal position	Year	Salary	Bonus	Stock awards	Option awards	Nonequity incentive plan compensation	Nonqualified deferred compensation earnings	All other compensation	Total
		($)	($)	($)	($)	($)	($)	($)	($)
Doug Lindeblom, President CEO	2009	$0	$0	$0	$0	$0	$0	$0	$0

Peter Wanner, Chief Financial Officer	2009	$0	$0	$32,000 (1)	$0	$0	$0	$0	$32,000
	2008	$0	$0	$0	$0	$0	$0	$0	$0
Gianni Caputo, Vice President	2009	$0	$0	$0	$0	$0	$0	$0	$0

(1)   Stock award to Peter Wanner consists of a one-time grant of 100,000 restricted common shares approved by the Board of Directors of the Registrant, with Mr. Wanner abstaining from the discussion and voting.  The shares were not issued pursuant to any stock plan maintained by the Registrant, and are valued based on the closing price of the Registrant's common shares on the date of issuance.

The Registrant maintains a stock incentive plan, entitled “2005 Stock Incentive Plan for Employees and Consultants” and has registered 3 million of its common shares (1 million on February 25, 2005 and 2 million on April 11, 2005) for issuance under such stock incentive plan.  To date, 830,000 shares have been issued under the stock incentive plan.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

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

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership(1)	Percent of Class
Common	Lubi Investments, Inc.(2) 1551 Second Street Sarasota, Florida 34236	85,462,000	85.84%
Common	Doug Lindeblom 1551 Second Street Sarasota FL 34236	296,400	0.03%
Common	Gianni Caputo 1551 Second Street Sarasota FL 34236	296,400	0.03%
Common	Peter Wanner	165,000	0.17%
	44 Greystone Crescent
	Georgetown ONT L7G 1G9 Canada
Common	Directors and officers as a group	757,800	0.76%

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

Item 13.  Certain Relationships and Related Transactions, and Director Independence.

Except as otherwise disclosed elsewhere herein, during the last two fiscal years there have not been any transactions between the Registrant and any of its officers, directors, and five percent or greater shareholders.

Item 14.  Principal Accounting Fees and Services

(1)           Audit Fees:           Aggregate  fees billed for each of the last two (2) fiscal years for professional services rendered by the principal accountant for the audit of the annual financial statements and review of financial statements included on Form 10-QSB:

2008:           $15,166
2009:           $14,363

(2)           Audit-Related Fees:           Aggregate fees billed in each of the last two (2) fiscal years for assurance and related services by the principal accountant that are reasonably related to the performance of the audit or review of the financial statements and are not reported previously.

2008:           $0
2009:           $0

(3)           Tax Fees:           Aggregate fees billed in each of the last two (2) fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning.

2008:           $0
2009:           $0

(4)           All Other Fees:           Aggregate fees billed in each of the last two (2) fiscal years for products and services provided by the principal accountant, other than the services previously reported.

2008:           $0
2009:           $0

(5)           Audit Committee Pre-Approval Procedures.           The Board of Directors has not, to date, appointed an Audit Committee.

(6)           Not applicable.

PART IV

Item 15.  Exhibits, Financial Statement Schedules.

(a)	The following documents are filed as part of this report:

(1)           Report of Independent Registered Public Accounting Firm
Financial Statements covered by the Report of Independent Registered Public Accounting Firm
Balance Sheet as of December 31, 2009
Statements of Operations for the Years ended December 31, 2009 and 2008
Statements of Stockholders’ Equity Deficiency for the years ended December 31, 2009 and 2008
Statements of Cash Flows for the years ended December 31, 2009 and 2008
Notes to Consolidated Financial Statements for the years ended December 31, 2009 and 2008

(b)	Exhibits included or incorporated by reference herein are set forth in the following Exhibit Index. Exhibits referred to as "Previously Filed" are incorporated herein by reference.

Exhibit No.	Document	Location
3.1	Articles of Incorporation	Previously Filed
3.2	Bylaws	Previously Filed
4.1 4.2 19 21 23.1 31.1 31.2
S-8 Registration Filed 02/25/2005
S-8 Registration Filed 04/11/2005
DEF 14-C Information Statement
Subsidiaries of the Registrant
Consent - Ind. Reg. Pub. Accountant
Sect. 302 Certification
Sect. 302 Certification
Previously Filed Previously Filed Previously Filed Included Included Included Included
32.1 32.2	Sect. 906 Certification Sect. 906 Certification	Included Included

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act, the registrant has duly caused this amended annual report on Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized.
Registrant: FIRST NATIONAL ENERGY CORPORATION

By	/s/ Gregory Sheller
Gregory Sheller
Chief Executive Officer

Date: January 4, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By	/s/ Gregory Sheller
Gregory Sheller
Chief Executive Officer

Date: January 4, 2011

By	/s/ Peter Wanner
Peter Wanner
Chief Financial Officer

Date: January 4, 2011