Form 10-K/A
period 2009-12-31
First National Energy Corp.
filed 2011-05-17
CIK 1142129

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
(Amendment No. 2)

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
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐ Yes ☑ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☐ Yes ☑ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☑ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).☑ Yes ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☑

As of April 14, 2011, the aggregate market value of the voting and non-voting common equity of the registrant held by non-affiliates of the registrant was $74,898,921 based on the latest transaction price as reported on the OTC Bulletin Board on such date.  This calculation does not reflect a determination that certain persons are affiliates of the registrant for any other purposes.

The number of shares of the registrant's common stock outstanding on April 14, 2011, was 99,865,228.

DOCUMENTS INCORPORATED BY REFERENCE

[NONE]

EXPLANATORY NOTE

First National Energy Corporation (the “Company”) is filing this Amendment No. 2 on Form 10-K/A to our annual report on Form 10-K for the year ended December 31, 2009, originally filed on April 19, 2010 (the “Original Form 10-K”), and subsequently amended by Amendment No. 1 on Form 10-K/A (the "First Amendment"), filed on January 4, 2011, in order to restate our financial statements and corresponding financial information for the year ended December 31, 2009, in response to concerns expressed by our independent accounting firm and various comments from the Division of Corporate Finance of the Securities and Exchange Commission ("SEC").

The Company also intends to amend its Quarterly Reports on Form 10-Q for the periods subsequent to January 1, 2010.  Please refer to those amended reports for further discussion of the revised information provided by the registrant for those respective periods.

This amendment incorporates various changes to Form 10-K which were not in the Original Form 10-K or the First Amendment filed by the Company, and restates certain financial information for the fiscal 2009 year which was not reflected in either the Original Form 10-K or the First Amendment filed by the Company. The Company is including currently dated Sarbanes-Oxley Act Section 302 and Section 906 certifications of the Chief Executive Officer and Chief Financial Officer that are attached to this Form 10-K/A as Exhibits 31.1, 31.2, 32.1 and 32.2.

Except as otherwise expressly set forth herein, all of the information in this Form 10-K/A is as of April 19, 2010, the date the Company filed the Original Form 10-K with the SEC. This Form 10-K/A continues to speak as of the date of the Original Form 10-K and does not reflect any subsequent information or events other than as expressly set forth otherwise in this Form 10-K/A. Accordingly, this Form 10-K/A should be read in conjunction with our filings made with the SEC subsequent to the filing of the Original Form 10-K, including any amendments to those filings.  Among other things, forward-looking statements made in the Original Form 10-K have not been revised to reflect events, results or developments that occurred or facts that became known to us after the date of the Original Form 10-K, other than the First Amendment and this amendment.

For the convenience of the reader, this Form 10-K/A sets forth the Original Form 10-K in its entirety.  No attempt has been made in this Form 10-K/A to modify or update the disclosures in the Original Form 10-K except as required to follow the proper format of the currently applicable Form 10-K and to address the concerns expressed in the comments from the Division of Corporate Finance of the SEC. However, changes have been made to the following items solely as a result of, and to reflect, the changes made by the registrant in response to concerns expressed by our independent accounting firm and comments from the Division of Corporate Finance of the SEC, and no other information in the Form 10-K/A is amended hereby as a result of such changes:

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

3.  On April 20, 2009, the Registrant acquired a territorial license to certain rights in alternative wind energy technology in exchange for 98,800,000 newly issued common shares of the Registrant, which resulted in a change in control of the Registrant, all as more particularly described in the definitive information statement on Form DEF 14-C filed with the Securities and Exchange Commission on May 4, 2009. The Registrant has valued the technology license received in such transaction at $1,855,605 after consulting with an outside valuation expert. As a result of such transaction, the Registrant was after such date no longer deemed to be a "shell company" as defined in Rule 12b-2 under the Securities Exchange Act of 1934.  On April 18, 2011, the Registrant entered into a Novation Agreement (the "Novation") with all of the stockholders of Boreas Research Corporation (“Boreas”), a Florida corporation, revising the structure of the April 20, 2009 transaction by which the Company acquired a territorial license to certain rights in alternative energy technology of Boreas, in exchange for a quantity of newly issued common shares of the Company. The Novation amended the Technology License and Stock Purchase Agreement (the “Original Agreement”) to substitute the stockholders of Boreas as the licensor under the Original Agreement.

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

The Company has not demonstrated that it can:

•	manufacture products in a manner that will enable it to be profitable;
•	establish many of the business functions necessary to operate, including sales, marketing, manufacturing, administrative and financial functions;
•	establish appropriate financial controls;
•	respond effectively to competitive pressures; or
•	raise the capital necessary to implement its business plan.

FIRST NATIONAL ENERGY COMPANY HAS INCURRED OPERATING LOSSES SINCE INCEPTION.

Since its inception in 2000, the Company has incurred losses every quarter. The extent of the Company’s future operating losses and the timing of profitability are highly uncertain, and it may never achieve or sustain profitability.  The Company has incurred a net loss for the year ended December 31, 2009 of ($81,131).  At December 31, 2009 , the Company had an accumulated deficit of ($866,012). The Company anticipates that it will continue to incur operating loses for the foreseeable future and it is possible that the Company will never generate substantial revenues from its products.

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

The Company believes that its current cash will not be sufficient to meet projected operating requirements for at least the next 3 months and it is therefore necessary that the Company will need to seek additional funds from public and/or private stock offerings, borrowings under credit lines or other sources. The Company’s capital requirements will depend on many factors, including:

•	the revenues generated by products that it manufactures;
•	the costs required to develop its manufacturing processes;
•	the expenses it incurs in manufacturing and placing its products;
•	the costs associated with any expansion of its business;
•	the costs associated with capital expenditures; and
•	the number and timing of any acquisitions or other strategic transactions.

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

RISKS RELATED TO CAPITAL STRUCTURE

THERE IS NO ASSURANCE OF AN ESTABLISHED PUBLIC TRADING MARKET.

Although the Company's common stock trades on the OTC Bulletin Board, a regular trading market for the securities may not be sustained in the future. The OTC Bulletin Board is an inter-dealer, over-the-counter market that provides significantly less liquidity than other exchanges. Quotes for stocks included on the OTC Bulletin Board are not listed in the financial sections of newspapers as are those for other major exchanges. Therefore, prices for securities traded solely on the OTC Bulletin Board may be difficult to obtain and holders of common stock may be unable to resell their securities at or near their original offering price or at any price. Market prices for the Company's common stock will be influenced by a number of factors, including:

•	the issuance of new equity securities pursuant to its recent issuance of shares for a technology license, or a future offering;
•	changes in interest rates;
•	competitive developments, including announcements by competitors of new products or services or significant contracts, acquisitions, strategic partnerships, joint ventures or capital commitments;
•	variations in quarterly operating results;
•	changes in financial estimates by securities analysts;
•	the depth and liquidity of the market for the Company's common stock;
•	investor perceptions of the Company and the alternative energy industry generally; and
•	general economic and other national conditions.

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

The performance of wind farms and, by extension, the Company’s products, is dependent upon meteorological and atmospheric conditions that fluctuate over time. The production of electricity generated by our supplemental wind energy systems will be the source of substantially all of our revenues. As a result, our results of operations will be highly dependent on meteorological and atmospheric conditions.

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

As with all power generation facilities, operation of our supplemental wind energy generation systems will involve operating risks, including:

•	our possible inability to achieve the output and efficiency levels for our supplemental wind energy generation systems that we have projected; and
•
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

We will need to achieve high levels of availability and dispatch for our supplemental wind energy generation systems to operate profitably. We operate under the assumption that we will achieve high levels of availability and dispatch in developing the revenue figures included in our financial projections. However, developments could affect the dispatch rate of our supplemental wind energy generation systems, including the following:

•	equipment problems or other problems which affect the ability of our supplemental wind energy generation systems to operate;
•	implementation of additional or more stringent environmental compliance measures; or
•	the market introduction of new and competing products which may be more efficient and cost effective than our supplemental wind energy generation systems.

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

ITEM 1B.  UNRESOLVED STAFF COMMENTS.

The Company recently filed an amendment to its Annual Report on Form 10-K/A for the year ended December 31, 2009 to restate its consolidated financial statements in order to correct the valuation of the Company’s technology license acquired  from Boreas Research Corporation (“Boreas”), a Florida corporation. The Company, after consulting with its independent registered public accounting firm, concluded that the Company should correct an error in the Company’s accounting and disclosure for the valuation of the technology license. This conclusion was reached following a thorough evaluation of the Company’s accounting treatment for the recording of the technology license in response to a comment letter from the Staff of the Division of Corporation Finance of the Securities and Exchange Commission (“SEC”) relating to the Company’s Annual Report on Form 10-K for the year ended December 31, 2009. The results of operations in this Management’s Discussion and Analysis give effect to this restatement. Further information on the nature and impact of these adjustments is provided in Note 1 c), “Restatement of Financial Statements” under Notes to Consolidated Financial Statements included in Item 1, “Financial Statements” of this Annual Report on Form 10-K.

A restatement of the Registrant's fiscal 2009 financial statements results in the following changes:

	Original Presentation	Restatement Adjustment	Restated Amount
Balance Sheet:
License of SWEG technology – asset value	1,855,605	(1,855,505)	100
License amortization	129,638	(129,638)	-
License of SWEG technology – net of amortization	1,725,967	(1,725,867)	100
Total Assets	1,762,697	(1,725,867)	36,830
Additional Paid In Capital	2,185,801	(1,855,505)	330,296
Total Stockholders’ Equity (Deficit)	1,489,816	(1,725,867)	(236,051)

Statement of Operations:

Amortization	129,638	(129,638)	-
Net Loss and Comprehensive Loss	(210,769)	129,638	(81,131)
Net Loss per share, basic and diluted	(0.00)	(0.00)	(0.00)

Changes in Stockholders’ Equity (Deficiency):
Purchase of SWEG license for shares	1,756,805	(1,855,505)	(98,700)
Net loss for the period	(210,769)	129,638	(81,131)
Total stockholders’ equity (deficit)	1,489,816	(1,725,867)	(236,051)

The restated quarterly and annual statements now reflect the following:

First National Energy Corporation
Comparative Balance Sheets before and after Restatement

	As at December 31, 2009		As at September 30, 2009		As at June 30, 2009		As at March 31, 2009
Balance Sheets prior to Restatement
	$		$		$		$
ASSETS
CURRENT ASSETS
Cash		36,730		40,546		49,396		65,314
		36,730		40,546		49,396		65,314

License for SWEG technology		1,725,967		1,778,288		1,824,678		-

		1,762,697		1,818,834		1,874,074		65,314

LIABILITIES
CURRENT LIABILITIES
Accounts payable and accrued liabilities (Note 5)		14,568		5,000		9,200		4,224
Payable to Boreas Research for SWEG license (Note 9)
Loans from stockholders (Note 7 ( c ) and Note 6)		258,313		258,313		258,313		258,313
		272,881		263,313		267,513		262,537

STOCKHOLDERS’ EQUITY

Capital Stock (Note 7)		99,665		99,665		99,665		765
Additional paid-in Capital		2,185,801		2,185,801		2,185,801		397,096
Deficit, accumulated during the development stage		(795,650)		(729,945)		(678,905)		(595,084)
Total FNEC Shareholders' Equity		1,489,816		1,555,521		1,606,561		(197,223)
Non-controlling interest
		1,489,816		1,555,521		1,606,561		(197,223)

		1,762,697		1,818,834		1,874,074		65,314

First National Energy Corporation
Comparative Balance Sheets before and after Restatement

	As at December 31, 2009		As at September 30, 2009		As at June 30, 2009		As at March 31, 2009
Balance Sheets after Restatement
	$		$		$		$
ASSETS
CURRENT ASSETS
Cash		36,730		40,546		49,396		65,314
		36,730		40,546		49,396		65,314

License for SWEG technology		100		100		100		-

		36,830		40,646		49,496		65,314

LIABILITIES
CURRENT LIABILITIES
Accounts payable and accrued liabilities (Note 5)		14,568		5,000		9,201		4,224
Payable to Boreas Research for SWEG license (Note 9)		-		-		-		-
Loans from stockholders (Note 7 ( c ) and Note 6)		258,313		258,313		258,313		258,313
		272,881		263,313		267,514		262,537

STOCKHOLDERS’ EQUITY

Capital Stock (Note 7)		99,665		99,665		99,665		765
Additional paid-in Capital		330,296		330,296		330,296		397,096
Deficit, accumulated during the development stage		(666,012)		(652,628)		(647,979)		(595,084)
Total FNEC Shareholders' Equity		(236,051)		(222,667)		(218,018)		(197,223)
Non-controlling interest
		(236,051)		(222,667)		(218,018)		(197,223)

		36,830		40,646		49,496		65,314

First National Energy Corporation
Comparative Statements of Income before and after Restatement

	Year Ended December 31, 2009		3-month period December 31, 2009		3-month period September 30, 2009		3-month period June 30, 2009		3-month period March 31 2009

Income Statements prior to Restatement
	$		$		$		$		$
Interest Income		(5)		69		(10)		(30)		(34)
Forgiveness of accounts payable and loans		-		-
General and Administrative expenses		81,136		13,315		4,659		52,925		10,237
Loss on Foreign Exchange		-		-		-
Amortization		129,638		52,321		46,390		30,927		-
Project development costs (Note 10)		-
Interest Expense		-								-
		(210,769)		(65,705)		(51,039)		(83,822)		(10,203)
Net loss attributable to non-controlling interest		-		-		-		-
Net loss attributable to FNEC Shareholders		(210,769)		(65,705)		(51,039)		(83,822)		(10,203)

Net loss per share, basic and diluted		$(0.00)		$(0.00)		$(0.00)		$(0.00)		$(0.01)
Weighted average common shares outstanding		60,645,228		60,645,228		99,665,228		40,969,624		765,228

Net Loss		(210,769)		(65,705)		(51,039)		(83,822)		(10,203)
Other Comprehensive Loss		-				-		-
Comprehensive Loss		(210,769)		(65,705)		(51,039)		(83,822)		(10,203)
Comprehensive Loss attributable to non-controlling interest		-				-		-
Comprehensive Loss attributable to FNEC Shareholders		(210,769)		(65,705)		(51,039)		(83,822)		(10,203)

First National Energy Corporation
Comparative Statements of Income before and after Restatement

	Year Ended December 31, 2009		3-month period December 31, 2009		3-month period September 30, 2009		3-month period June 30, 2009		3-month period March 31, 2009

Income Statements after restatement
	$		$		$		$		$
Interest Income		(5)		69		(10)		(30)		(34)
Forgiveness of accounts payable and loans		-		-		-		-		-
General and Administrative expenses		81,136		13,315		4,659		52,925		10,237
Loss on Foreign Exchange		-		-		-		-		-
Amortization		-								-
Project development costs (Note 10)		-		-		-		-		-
Interest Expense		-		-		-		-		-
		(81,131)		(13,384)		(4,649)		(52,895)		(10,203)
Net loss attributable to non-controlling interest		-		-		-		-
Net loss attributable to FNEC Shareholders		(81,131)		(13,384)		(4,649)		(52,895)		(10,203)

Net loss per share, basic and diluted		$(0.00)		$(0.00)		$(0.00)		$(0.00)		$(0.01)
Weighted average common shares outstanding		60,645,228		60,645,228		99,665,228		40,969,624		765,228

Net Loss		(81,131)		(13,384)		(4,649)		(52,895)		(10,203)
Other Comprehensive Loss		-				-		-
Comprehensive Loss		(81,131)		(13,384)		(4,649)		(52,895)		(10,203)
Comprehensive Loss attributable to non-controlling interest		-				-		-
Comprehensive Loss attributable to FNEC Shareholders		(81,131)		(13,384)		(4,649)		(52,895)		(10,203)

First National Energy Corporation
Comparative Cash Flows before and after restatement

Before Restatement	Year Ended December 31, 2009	3-month period December 31, 2009	3-month period September 30, 2009	3-month period June 30, 2009	3-month period March 31, 2009
CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	(210,769)	(65,705)	(51,040)	(83,821)	(10,203)
Adjustments for items not affecting cash
Amortization	129,638	52,321	46,390	30,927	-
Shares issued for services rendered	32,000	-	-	32,000	-
Forgiveness of accounts payable and loans	-	-	-	-	-
Increase (decrease) in accounts payable
and accrued liabilities	739	9,568	(4,200)	4,976	(9,605)

Net cash used in operating activities	(48,392)	(3,816)	(8,850)	(15,918)	(19,808)

CASH FLOWS FROM FINANCING ACTIVITIES

Loans from Shareholders	-	-	-	-	-
Proceeds from sale of capital stock	-	-	-	-	-
Payment on the Note Payable to Boreas	-	-	-	-	-
Proceeds of sale of minority interest in subsidiary	-	-	-	-	-

Net cash provided by financing activities	-	-	-	-	-

NET INCREASE (DECREASE) IN CASH	(48,392)	(3,816)	(8,850)	(15,918)	(19,808)

Cash, beginning of period	85,122	40,546	49,396	65,314	85,122

CASH, END OF PERIOD	36,730	36,730	40,546	49,396	65,314

First National Energy Corporation
Comparative Cash Flows before and after restatement

After Restatement	Year Ended December 31, 2009	3-month period December 31, 2009	3-month period September 30, 2009	3-month period June 30, 2009	3-month period March 31, 2009
CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	-	-	-	-	-
Adjustments for items not affecting cash
Amortization	-	-	-	-	-
Shares issued for services rendered	32,000	-	-	32,000	-
Forgiveness of accounts payable and loans	-	-	-	-	-
Increase (decrease) in accounts payable
and accrued liabilities	739	9,568	(4,201)	4,977	(9,605)

Net cash used in operating activities	32,739	9,568	(4,201)	36,977	(9,605)

CASH FLOWS FROM FINANCING ACTIVITIES

Loans from Shareholders	-	-	-	-	-
Proceeds from sale of capital stock	-	-	-	-	-
Purchase of Indian License from Boreas into Pavana	-	-	-	-	-
Proceeds of sale of minority interest in subsidiary	-	-	-	-	-

Net cash provided by financing activities	-	-	-	-	-

NET INCREASE (DECREASE) IN CASH	32,739	9,568	(4,201)	36,977	(9,605)

Cash, beginning of period	85,122	108,293	112,494	75,517	85,122

CASH, END OF PERIOD	117,861	117,861	108,293	112,494	75,517

First National Energy Corporation
Comparative Cash Flows before and after restatement

Before Restatement	Year Ended December 31, 2009	3-month period December 31, 2009	3-month period September 30, 2009	3-month period June 30, 2009	3-month period March 31, 2009
CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	(210,769)	(65,705)	(51,040)	(83,821)	(10,203)
Adjustments for items not affecting cash
Amortization	129,638	52,321	46,390	30,927	-
Shares issued for services rendered	32,000	-	-	32,000	-
Forgiveness of accounts payable and loans	-	-	-	-	-
Increase (decrease) in accounts payable
and accrued liabilities	739	9,568	(4,200)	4,976	(9,605)

Net cash used in operating activities	(48,392)	(3,816)	(8,850)	(15,918)	(19,808)

CASH FLOWS FROM FINANCING ACTIVITIES
Loans from Shareholders	-	-	-	-	-
Proceeds from sale of capital stock	-	-	-	-	-
Payment on the Note Payable to Boreas	-	-	-	-	-
Proceeds of sale of minority interest in subsidiary	-	-	-	-	-
Net cash provided by financing activities	-	-	-	-	-

NET INCREASE (DECREASE) IN CASH	(48,392)	(3,816)	(8,850)	(15,918)	(19,808)
Cash, beginning of period	85,122	40,546	49,396	65,314	85,122

CASH, END OF PERIOD	36,730	36,730	40,546	49,396	65,314

First National Energy Corporation
Comparative Cash Flows before and after restatement

After Restatement	Year Ended December 31, 2009	3-month period December 31, 2009	3-month period September 30, 2009	3-month period June 30, 2009	3-month period March 31, 2009
CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	(81,131)	(13,384)	(4,649)	(52,895)	(10,203)
Adjustments for items not affecting cash
Amortization	-	-	-	-	-
Shares issued for services rendered	32,000	-	-	32,000	-
Forgiveness of accounts payable and loans	-	-	-	-	-
Increase (decrease) in accounts payable
and accrued liabilities	739	9,568	(4,201)	4,977	(9,605)
Net cash used in operating activities	(48,392)	(3,816)	(8,850)	(15,918)	(19,808)

CASH FLOWS FROM FINANCING ACTIVITIES
Loans from Shareholders	-	-	-	-	-
Proceeds from sale of capital stock	-	-	-	-	-
Purchase of Indian License from Boreas into Pavana	-	-	-	-	-
Proceeds of sale of minority interest in subsidiary	-	-	-	-	-

Net cash provided by financing activities	-	-	-	-	-

NET INCREASE (DECREASE) IN CASH	(48,392)	(3,816)	(8,850)	(15,918)	(19,808)
Cash, beginning of period	85,122	40,546	49,396	65,314	85,122

CASH, END OF PERIOD	36,730	36,730	40,546	49,396	65,314

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

ITEM 4.  RESERVED.

PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information.

Our common stock is traded on the Over the Counter Bulletin Board (the “OTCBB”) under the symbol “FNEC”. The following table sets forth the high and low bid quotations for our common stock for each quarter during the past two fiscal years as reported by the OTCBB. The below quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions:

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

Holders.

At December 31, 2009, there were approximately 65 holders of the Registrant's common stock.

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

Please refer to “ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE,” and “ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.”

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

*
Product Research and Development, primarily related to refining wind turbine assembly system designs, and establishing a supply chain and production. We estimate product development related expenses for the next twelve months will be approximately $975,000.

*
Marketing, including efforts to present our products to potential end users, direct marketing and attendance at trade shows as discussed above.  We estimate initial marketing expenses for the next twelve months will be approximately $300,000.

*	Research and Development costs consist of developing and testing our company website. We estimate that research and development costs for the next twelve months will be approximately $2,000.

*
Office, assembly and warehouse space, to accommodate our development and production plans as discussed above.  We estimate that our facilities cost and utilities for the next twelve month will be approximately $100,000.

*	General working capital, materials, inventory, labor and consulting costs of approximately $1,750,000.

Significant Equipment

We plan to purchase approximately $75,000 in capital equipment in the first twelve months of operation, including various tenant improvements, a forklift to support our assembly operations, materials for assembly jigs, and various electronic and mechanical testing devices.

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

Operating Expenses. Operating expenses were $81,136 as restated for the year ended December 31, 2009, compared to $78,645 for the year ended December 31, 2008. The largest component of expense for each of the last two fiscal years were general and administrative costs incurred to meet our reporting obligations as a public company, which were $81,136 and $35,027 for the years ending December 31, 2009 (restated) and December 31, 2008, respectively.

Amortization of Technology License

The Company is expensing as amortization each year a portion of the book value of the technology licenses acquired on May 25, 2009 ($-0- (as restated) and $-0- for the years ending December 31, 2009 and December 31, 2008 , respectively).

Development Costs.

As more particularly described in Note 9 of the accompanying financial statements, the Company is expensing development costs, rather than capitalizing them, until we have a reasonable expectation of revenues.  This resulted in an expense for the years ending December 31, 2009 and December 3, 2008 of $-0- and $45,326, respectively.

Net Loss.  We recorded a comprehensive loss of $81,131 for the year ended December 31, 2009 (restated), compared to $78,645 for the year ended December 31, 2008.

Liquidity and Capital Resources

At December 31, 2009, we had $36,730 in current assets and $272,881 in current liabilities, resulting in a working capital deficit of ($236,151).  At December 31, 2008, we had $85,122 in current assets and $272,142 in current liabilities, resulting in a working capital deficit of ($187,020).

On May 25, 2009, we acquired technology license rights valued at $100 in exchange for 98,800,000 new restricted shares of our common stock, which were issued as more particularly described in Note 1 of the accompanying financial statements.

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

The Registrant has incurred net losses: ($81,131) for the fiscal year ended December 31, 2009 and ($78,645) for the fiscal year ended December 31, 2008.  At December 31, 2009, the Registrant had an accumulated deficit of ($666,012). This raises substantial doubt about the Registrant's ability to continue as a going concern.

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

If funding is insufficient at any time in the future, the Registrant may not be able to take advantage of business opportunities or respond to competitive pressures, or may be required to reduce the scope of its planned product development and marketing efforts, any of which could have a negative impact on its business, operating results and financial condition. In addition, insufficient funding may have a material adverse effect on the Registrant's financial condition, which could require the Registrant to:

o        curtail operations significantly;
o        sell significant assets;
o        seek arrangements with strategic partners or other parties that may require the Registrant to relinquish significant rights to products, technologies or markets;
o        explore other strategic alternatives including a merger or sale of the Registrant.

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

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Restated financial statements as of and for the year ended December 31, 2009, and for the year ended December 31, 2008, are presented in a separate section of this report following Item 14.

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

i.
Acting as a futures commission merchant, introducing broker, commodity trading advisor, commodity pool operator, floor broker, leverage transaction merchant, any other person regulated by the Commodity Futures Trading Commission, or an associated person of any of the foregoing, or as an investment adviser, underwriter, broker or dealer in securities, or as an affiliated person, director or employee of any investment company, bank, savings and loan association or insurance company, or engaging in or continuing any conduct or practice in connection with such activity;

ii.	Engaging in any type of business practice; or

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

i.	Any Federal or State securities or commodities law or regulation; or

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

(1)
Stock award to Peter Wanner consists of a one-time grant of 100,000 restricted common shares approved by the Board of Directors of the Registrant,with Mr. Wanner abstaining from the discussion and voting.  The shares were not issued pursuant to any stock plan maintained by the Registrant, and are valued based on the closing price of the Registrant's common shares on the date of issuance.

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

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership(1)	Percent of Class
Common	Lubi Investments, Inc.(2) 1551 Second Street Sarasota, Florida 34236	85,462,000	85.84%
Common	Doug Lindeblom 1551 Second Street Sarasota FL 34236	296,400	0.03%
Common	Gianni Caputo 1551 Second Street Sarasota FL 34236	296,400	0.03%
Common	Peter Wanner 44 Greystone Crescent Georgetown ONT L7G 1G9 Canada	165,000	0.17%
Common	Directors and officers as a group	757,800	0.76%

(1)
None of these security holders has the right to acquire any amount of shares within sixty days from options,warrants, rights, conversionprivilege, or similar obligations. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting orinvestment power with respect to securities. Shares of our common stock which may be acquired upon exercise of stock options or warrants which are currently exercisable or which become exercisable within 60 days after the date indicated in the table are deemed beneficially ownedby the optionees.  Subject to any applicable community property laws, the persons or entities named in the table above have sole voting andinvestment power with respect to all shares indicated as beneficially owned by them.

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

(1)           Report of Independent Registered Public Accounting Firm
Restated Financial Statements covered by the Report of Independent Registered Public Accounting Firm
Balance Sheet as of December 31, 2009
Restated Statements of Operations for the Years ended December 31, 2009 and 2008
Restated Statements of Stockholders’ Equity Deficiency for the years ended December 31, 2009 and 2008
Restated Statements of Cash Flows for the years ended December 31, 2009 and 2008
Restated Notes to Consolidated Financial Statements for the years ended December 31, 2009 and 2008

(b)	Exhibits included or incorporated by reference herein are set forth in the following Exhibit Index. Exhibits referred to as "Previously Filed" are incorporated herein by reference.

Exhibit No.	Document	Location
3.1	Articles of Incorporation	Previously Filed
3.2	Bylaws	Previously Filed
4.1	S-8 Registration Filed 02/25/2005	Previously Filed
4.2	S-8 Registration Filed 04/11/2005	Previously Filed
19	DEF 14-C Information Statement	Previously Filed
21	Subsidiaries of the Registrant	Included
23.1	Consent - Ind. Reg. Pub. Accountant	Included
31.1	Sect. 302 Certification	Included
31.2	Sect. 302 Certification	Included
32.1	Sect. 906 Certification	Included
32.2	Sect. 906 Certification	Included

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act, the registrant has duly caused this second amended annual report on Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized.

Registrant: FIRST NATIONAL ENERGY CORPORATION

Date: April 20, 2011	By:	/s/ Gregory Sheller
Gregory Sheller
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: April 20, 2011	By:	/s/ Gregory Sheller
Gregory Sheller Chief Executive Officer

Date: April 20, 2011	By:	/s/ Peter Wanner
Peter Wanner Chief Financial Officer

First National Energy Corporation

(Formerly First National Power Corporation)

(A Development Stage Company)

 Consolidated Financial Statements

Together with Report of Independent Registered Public Accounting Firm

December 31, 2009 (restated) and 2008

(Amounts expressed in US Dollars)

Index

Report of Independent Registered Public Accounting Firm	F-2

Independent accountant’s report	F-3

Consolidated Balance Sheets as at December 31, 2009 (restated) and December 31, 2008	F-4

Consolidated Statements of Operations and comprehensive loss for the years ended December 31, 2009 (restated) and December 31, 2008 and for the cumulative period (restated) since inception	F-5

Consolidated Statements of Cash Flows for the years ended December 31, 2009 (restated) and December 31, 2008 and for the cumulative period (restated) since inception	F-6

Consolidated Statements of Changes in Stockholders’ Equity (Deficiency) for the period since inception	F-7/F-9

Notes to Consolidated Financial Statements	F-10 / F-20

Schwartz Levitsky Feldman llp
CHARTERED ACCOUNTANTS
LICENSED PUBLIC ACCOUNTANTS
TORONTO · MONTREAL

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
First National Energy Corporation
(Formerly First National Power Corporation)
(A Development Stage Company)

We have audited the accompanying consolidated balance sheets of First National Energy Corporation (formerly First National Power Corporation) (the “Company”) (A Development Stage Company) as at December 31, 2009 (restated) and 2008 and the related consolidated statements of operations and comprehensive loss, cash flows and stockholders’ equity (deficiency) for the years ended December 31, 2004 through 2009 (restated).  These consolidated financial statements are the responsibility of the Company’s management.  We did not audit the financial statements of the Company from November 16, 2000 (date of inception) to December 31, 2003, which statements reflect cumulative total assets of $Nil as of December 31, 2003 and cumulative expenses of $158,215 for the period from date of inception to December 31, 2003.  Those statements were audited by another auditor whose report has been furnished to us, and our opinion, insofar as it relates to the cumulative financial information from date of inception to December 31, 2003, is based solely on the report of the other auditor.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

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

1167 Caledonia Road Toronto, Ontario M6A 2X1 Tel: 416 785 5353 Fax: 416 785 5663

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of First National Energy Corporation as at December 31, 2009 (restated) and 2008 and the results of its operations and its cash flows for the years ended December 31, 2009 (restated) and 2008 and for the period from November 16, 2000 (date of inception) to December 31, 2009 (restated) in conformity with generally accepted accounting principles in the United States of America.

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

As discussed in note 1(c) to the consolidated financial statements, the financial statements have been restated to correct the carrying value of the company’s purchased technology for the fiscal year ended December 31, 2009.

            “SCHWARTZ LEVITSKY FELDMAN LLP”

Toronto, Ontario, Canada	Chartered Accountants
April 12, 2010, except for notes 1(c), 4, 7,	Licensed Public Accountants
8 and 13 which are as of May 11, 2011

Initialed as read

FIRST NATIONAL ENERGY CORPORATION
(Formerly First National Power Corporation)
(A Development Stage Company)
Consolidated Balance Sheets
As of December 31, 2009 (restated) and December 31, 2008
(Amounts expressed in US Dollars)

		2009	2008
		(restated)
		$	$
ASSETS
	CURRENT ASSETS
	Cash	36,730	85,122
		36,730	85,122

	License for SWEG technology (Note 4)	100	-

		36,830	85,122

LIABILITIES
	CURRENT LIABILITIES
	Accounts payable and accrued liabilities (Note 5)	14,568	13,829
	Loans from shareholders (Note 6)	258,313	258,313
		272,881	272,142

Going Concern (Note 2)

STOCKHOLDERS’ EQUITY (DEFICIENCY)

	Capital stock (Note 7)	99,665	76,524
	Additional paid-in-capital	330,296	321,337
	Deficit, Accumulated during the devlopment stage	(666,012)	(584,881)
		(236,051)	(187,020)
		36,830	85,122

The Notes form an integral part of the Consolidated Financial Statements

FIRST NATIONAL ENERGY CORPORATION
(Formerly First National Power Corporation)
(A Development Stage Company)
Consolidated Statements of Operations and Comprehensive Loss
For the years ended December 31, 2009 (restated) and December 31, 2008 and the cumulative period (restated) since Inception
(Amounts expressed in US Dollars)

	Cumulative
	Since
	Inception	2009	2008
	(restated)	(restated)
	$	$	$
OPERATING EXPENSES

Interest Income	(6,904)	(5)	(1,999)

Forgiveness of accounts payable and loans	(47,394)
General and administrative expenses	443,647	81,136	35,027
Loss on Foreign Exchange	580	-	291
Amortization	-	-	-
Project development costs (Note 9)	272,857	-	45,326
Interest Expense	3,226	-	-
	666,012	81,131	78,645

NET LOSS AND COMPREHENSIVE LOSS	(666,012)	(81,131)	(78,645)

Net loss per share, basic and diluted		$(0.00)	$(0.10)

Weighted average common shares outstanding (Note 11)		60,645,228	764,356

The Notes form an integral part of the Consolidated Financial Statements

FIRST NATIONAL ENERGY CORPORATION
(Formerly First National Power Corporation)
(A Development Stage Company)
Consolidated Statements of Cash Flows
For the years ended December 31, 2009 (restated) and December 31, 2008 and the cumulative period (restated) since inception
(Amounts expressed in US Dollars)

	Cumulative
	Since
	Inception	2009	2008
	(restated)	(restated)
	$	$	$
CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	(666,012)	(81,131)	(78,645)
Adjustments for items not affecting cash
Amortization	-	-
Shares issued for services rendered	332,390	32,000	500
Forgiveness of accounts payable and loans	(47,394)
Increase in accounts payable and accrued liabilities	18,567	739	4,954

Net cash used in operating activities	(362,449)	(48,392)	(73,191)

CASH FLOWS FROM FINANCING ACTIVITIES

Loans from Shareholders	301,708	-
Proceeds from sale of capital stock	97,471

Net cash provided by financing activities	399,179	-	-

NET INCREASE (DECREASE) IN CASH	36,730	(48,392)	(73,191)

Cash, beginning of period	-	85,122	158,313

CASH, END OF PERIOD	36,730	36,730	85,122

INCOME TAXES PAID	-	-	-

INTEREST PAID	3,226	-	-

NON-CASH TRANSACTIONS - PURCHASE OF SWEG TECHNOLOGY FOR SHARES	1,855,605	1,855,605

The Notes form an integral part of the Consolidated Financial Statements

FIRST NATIONAL ENERGY CORPORATION
(Formerly First National Power Corporation)
(A Development Stage Company)
Consolidated Statements of Changes in Stockholders’ Equity (Deficiency)
From Inception (restated) until December 31, 2009 (restated)
(Amounts expressed in US Dollars)

	Common stock - dollar amount at par value	Common stock - number of shares	Common stock subscribed	Additional paid-in capital	Deficit accumulated during the development stage	Total stockholders' equity (deficit) of the Company
		$	$	$	$	$

Balance at November 16, 2000
Issuance of common stock for cash	100	100,000		900		1,000
Net Loss for the Period					(968)	(968)

Balance as of December 31, 2000	100	100,000	-	900	(968)	32

Issuance of stock for cash	400	400,000		3,600		4,000
Issuance of stock for cash	700	700,000		6,300		7,000
Issuance of stock for cash	850	850,000		7,650		8,500
Currency Translation				100		100
Net Loss for the Year					(23,954)	(23,954)

Balance as of December 31, 2001	2,050	2,050,000	-	18,550	(24,922)	(4,322)

Expiration of recission offer for sale of stock	64	63,536		6,290		6,354
Net Loss for the Year					(26,047)	(26,047)

Balance as of December 31, 2002	2,114	2,113,536	-	24,840	(50,969)	(24,015)

The Notes form an integral part of the Consolidated Financial Statements

FIRST NATIONAL ENERGY CORPORATION
(Formerly First National Power Corporation)
(A Development Stage Company)
Consolidated Statements of Changes in Stockholders’ Equity (Deficiency)
From Inception (restated) until December 31, 2009 (restated)
(Amounts expressed in US Dollars)

	Common stock - dollar amount at par value	Common stock - number of shares	Common stock subscribed	Additional paid-in capital	Deficit accumulated during the development stage	Total stockholders' deficit of the Company
		$	$	$	$	$

Stock split 5:1	8,454	8,454,144		(8,454)		-
Shares issued for services rendered	200	200,000		79,800		80,000
Net Loss for the Year					(107,245)	(107,245)

Balance as of December 31, 2003	10,768	10,767,680	-	96,186	(158,214)	(51,260)

Stock split 7:1	64,606	64,606,080		(64,606)		-
Shares issued for services rendered	30	30,000		15,870		15,900
Shares subscribed			146	70,371		70,517
Shares issued for services rendered	44	43,000		9,956		10,000
Net Loss for the Year					(75,414)	(75,414)

Balance as of December 31, 2004	75,448	75,446,760	146	127,777	(233,628)	(30,257)

Shares issued for services rendered	830	830,000		193,160		193,990
Net Loss for the Year					(208,886)	(208,886)

Balance as of December 31, 2005	76,278	76,276,760	146	320,937	(442,514)	(45,153)

Net Loss for the Year					(32,962)	(32,962)

Balance as of December 31, 2006	76,278	76,276,760	146	320,937	(475,476)	(78,115)

The Notes form an integral part of the Consolidated Financial Statements

FIRST NATIONAL ENERGY CORPORATION
(Formerly First National Power Corporation)
(A Development Stage Company)
Consolidated Statements of Changes in Stockholders’ Equity (Deficiency)
From Inception (restated) until December 31, 2009 (restated)
(Amounts expressed in US Dollars)

	Common stock - dollar amount at par value	Common stock - number of shares	Common stock subscribed	Additional paid-in capital	Deficit accumulated during the development stage	Total stockholders' deficit of the Company
		$	$	$	$	$

Net Loss for the Year					(30,760)	(30,760)
Issue shares bought under subscription	146	146,000	(146)			-

Balance as of December 31, 2007	76,424	76,422,760	-	320,937	(506,236)	(108,875)

Shares issued for services rendered	100	100,000		400		500
Net Loss for the period					(78,645)	(78,645)

Balance as of December 31, 2008	76,524	76,522,760	-	321,337	(584,881)	(187,020)

Reverse Stock split 1:100	(75,759)	(75,757,532)		75,759		-
Shares issued for services rendered	100	100,000		31,900		32,000
Purchase of SWEG license for shares	98,800	98,800,000		(98,700)		100
Net Loss for the Period					(81,131)	(81,131)

Balance as of December 31, 2009 - restated	99,665	99,665,228	-	330,296	(666,012)	(236,051)

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

b)    Purchase of Technology License

On April 20, 2009, the Company entered into a preliminary letter of intent with Boreas Research Corporation (“Boreas”), an arm’s length Florida corporation, pursuant to which the Company would acquire a territorial license to certain rights in alternative energy technology of Boreas, in exchange for a quantity of newly issued common shares of the Company. The letter of intent was superseded by a Technology License and Stock Purchase Agreement (the “Agreement”) between the Company and Boreas that was consummated on May 25, 2009 (the “Closing”), at which time the Company issued to the stockholders of Boreas 98,800,000 new restricted and unregistered common shares of the Company and agreed to pay certain future royalties to Boreas from net revenues realized by the Company from the technology license.

The preliminary letter of intent was reported by the Company on form 8-K to the Securities and Exchange Commission (“SEC”) on April 21, 2009, and the Agreement was annexed to an information statement on form 14-C filed with the SEC in preliminary and definitive forms on April 22, 2009 and May 4, 2009, respectively.  The definitive information statement was mailed to the Stockholders of the Company on May 4, 2009.

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

First National Energy Corporation
(Formerly First National Power Corporation)
(A Development Stage Company)
Notes to the Consolidated Financial Statements
December 31, 2009 and 2008
(Amounts expressed in US Dollars)

In exchange for the Company acquiring the technology license from Boreas at the Closing pursuant to the Agreement (as amended by the Amendment), the Stockholders of Boreas received an aggregate of 98,800,000 new restricted and unregistered common shares of the Company's common stock. Accordingly, the Boreas Stockholders now own 99.13% of the Company's 99,665,228 outstanding shares. No finder’s fees were paid or consulting agreements entered into by the Company in connection with the transaction.

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

Douglas Lindeblom - Chairman, Chief Executive Officer and President
Peter Wanner - Chief Operating Officer, Treasurer and Chief Financial Officer
Gianni Caputo - Vice President and Secretary

c)     Restatement of 2009 Results

The Company has recently filed an amendment to its Annual Report on Form 10-K/A for the year ended December 31, 2009, to restate its consolidated financial statements in order to correct the valuation of the Company’s technology license acquired from Boreas Research Corporation (“Boreas”), a Florida corporation. Management concluded that the Company should correct an error in the Company’s accounting and disclosure for the valuation of the technology license, the effect of which would be to record the technology license acquired at the carrying amount on the licensor’s books since the ownership interest in the technology license prior to and subsequent to the transaction did not substantially change. This conclusion was reached following a review of the Company’s accounting treatment for the recording of the technology license in response to a comment letter from the Staff of the Division of Corporation Finance of the Securities and Exchange Commission (“SEC”) relating to the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

First National Energy Corporation
(Formerly First National Power Corporation)
(A Development Stage Company)
Notes to the Consolidated Financial Statements
December 31, 2009 and 2008
(Amounts expressed in US Dollars)

The Company restated their consolidated balance sheet as at December 31, 2009, and consolidated statements of operations and comprehensive loss, cash flows and stockholders’ equity (deficit) for the year ended December 31, 2009, and the notes related thereto. The effect of the restatement is as follows:

	Original Presentation	Restatement Adjustment	Restated Amount
Balance Sheet
License of SWEG technology - asset value	1,855,605	(1,855,505)	100
License amortization	129,638	(129,638)	-
License of SWEG Technology - net of amortization	1,725,967	(1,725,867)	100
Total Assets	1,762,697	(1,725,867)	36,830
Additional Paid-in Capital	2,185,801	(1,855,505)	330,296
Total Stockholders' Euqity (Deficit)	1,489,816	(1,725,867)	(236,051)

Statement of Operations
Amortization	129,638	(129,638)	-
Net Loss and Comprehensive Loss	(210,769)	129,638	(81,131)
Net Loss per share, basic and diluted	(0.00)	(0.00)	(0.00)

Changes in Stockholders Equity (Deficit)
Purchase of SWEG license for shares	1,756,805	(1,855,505)	(98,700)
Net loss for the period	(210,769)	129,638	(81,131)
Total Stockholders' equity (deficit)	1,489,816	(1,725,867)	(236,051)

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

First National Energy Corporation
(Formerly First National Power Corporation)
(A Development Stage Company)
Notes to the Consolidated Financial Statements
December 31, 2009 and 2008
(Amounts expressed in US Dollars)

b)     Use of Estimates

These financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America. Because a precise determination of assets and liabilities, and correspondingly revenues and expenses, depend on future events, the preparation of financial statements for any period necessarily involves the use of estimates and assumptions. Actual amounts may differ from these estimates. These financial statements have, in management’s opinion, been properly prepared within reasonable limits of materiality and within the framework of the accounting policies summarized below. Significant estimates include the recording of accruals, and the determination of the valuation allowance for deferred tax assets.

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

f)     Comprehensive Income (Loss)

Comprehensive income (loss) as defined includes all changes in equity (net assets) during a period from non-owner sources. Examples of items to be included in comprehensive income, which are excluded from net income, include foreign currency translation adjustments and unrealized gains and losses on available-for-sale securities.  Comprehensive income (loss) is not presented separately in the Company's financial statements since there is no difference from net loss in any period presented.

First National Energy Corporation
(Formerly First National Power Corporation)
(A Development Stage Company)
Notes to the Consolidated Financial Statements
December 31, 2009 and 2008
(Amounts expressed in US Dollars)

g)     Intangible Assets

Intangible assets, which include the technology license, are recorded at cost of acquisition or at the carrying value for a non-arm’s length acquisition and are amortized over the estimated useful life of 10 years on a straight line basis

h)     Long Lived Assets

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, long-lived assets to be held and used are analyzed for impairment whenever events or changes in circumstances indicated that the related carrying amounts may not be recoverable. The Company evaluates at each balance sheet date whether events and circumstances have occurred that indicated possible impairment. If there are indications of impairment, the Company uses future undiscovered cash flows of the related asset or asset grouping over the remaining life in measuring whether the assets are recoverable. In the event such cash flows are not expected to be sufficient to recover the recorded asset values, the assets are written down to their estimated fair value. Long-lived assets to be disposed of are reported at the lower of carrying amount or fair value less costs to sell.

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

In January 2010, the FASB issued updated guidance to amend the disclosure requirements related to recurring and nonrecurring fair value measurements. This update requires new disclosures on significant transfers of assets and liabilities between Level 1 and Level 2 of the fair value hierarchy (including the reasons for these transfers) and the reasons for any transfers in or out of Level 3. This update also requires a reconciliation of recurring Level 3 measurements about purchases, sales, issuances and settlements on a gross basis. In addition to these new disclosure requirements, this update clarifies certain existing disclosure requirements. For example, this update clarifies that reporting entities are required to provide fair value measurement disclosures for each class of assets and liabilities rather than each major category of assets and liabilities. This update also clarifies the requirement for entities to disclose information about both the valuation techniques and inputs used in estimating Level 2 and Level 3 fair value measurements. Other than requiring additional disclosures, the adoption of this standard did not have a material impact on the Company’s financial position and results of operations.

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

First National Energy Corporation
(Formerly First National Power Corporation)
(A Development Stage Company)
Notes to the Consolidated Financial Statements
December 31, 2009 and 2008
(Amounts expressed in US Dollars)

4      LICENSE FOR SWEG TECHNOLOGY

	2009		2008
	Cost (restated)	Accumulated Amortization (restated)	Net Book Value (restated)	Net Book Value

Technology License (Note 1)	$100	$-	$100	$-

Amortization for the next 5 years is estimated to be $-0- per year

5      ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

 Accounts payable and accrued liabilities are comprised of the following

	2009	2008
Trade Payables	$-	$829
Accrued Professional Fees	$14,568	$13,000
	$14,568	$13,829

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

First National Energy Corporation
(Formerly First National Power Corporation)
(A Development Stage Company)
Notes to the Consolidated Financial Statements
December 31, 2009 and 2008
(Amounts expressed in US Dollars)

c)     Changes to Issued Share Capital

 During the year ended December 31, 2009, the Company had the following changes to its Issued Share Capital:

-	Issued 100,000 shares for officer fees. This was valued at $32,000 and is included in General and administrative expenses.
-	Issued 98,800,000 shares valued at $.001 par value per share for the purchase of the North American territorial license to the SWEG technology (See Note 1(b)).

 During the year ended December 31, 2008, the Company had the following changes to its Issued Share Capital:

-	Issued 1,000 shares (100,000 shares prior to the reverse stock split effective February 10, 2009) valued at $500 in exchange for legal services provided to the Company.

8      INCOME TAXES

a)     Deferred Income Taxes

The tax effect of significant temporary differences that gave rise to the benefit is as follows:

	2009	2008
	(restated)
Operating Losses Available to offset future taxes	$243,587	$190,070
Tax basis of license in excess of accounting basis	602,831	-
Valuation Allowance	(846,418)	(190,070)
Net Deferred Assets	$-	$-

The Company has determined that realization of a deferred tax asset is not likely and therefore a valuation allowance has been recorded against this deferred income tax asset.

b)     Current Income Taxes

 Current income taxes consist of

	2009	2008
	(restated)
Amounts calculated at statutory rates	$(27,585)	$(25,560)
Permanent differences	10,880
	(16,705)	(25,560)
Change in valuation allowances	$16,705	$25,560
	$-	$-

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

11    WEIGHTED AVERAGE COMMON SHARES OUTSTANDING

The weighted average shares outstanding has been adjusted to reflect a 100 to 1 reverse stock split effective February 10, 2009.

12    FAIR VALUE MEASUREMENTS

The Company follows ASC 820-10, “Fair Value Measurements and Disclosures” (ASC 820-10), which among other things, defines fair value, establishes a consistent framework for measuring fair value and expands disclosure for each major asset and liability category measured at fair value on either a recurring or nonrecurring basis. Fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. As a basis for considering such assumptions, a three-tier fair value hierarchy has been established, which prioritizes the inputs used in measuring fair value as follows:

First National Energy Corporation
(Formerly First National Power Corporation)
(A Development Stage Company)
Notes to the Consolidated Financial Statements
December 31, 2009 and 2008
(Amounts expressed in US Dollars)

● Level 1—Inputs are unadjusted, quoted prices in active markets for identical assets or liabilities at the measurement date.

● Level 2—Inputs (other than quoted prices included in Level 1) are either directly or indirectly observable for the asset or liability through correlation with market data at the measurement date and for the duration of the instrument’s anticipated life.

● Level 3—Inputs reflect management’s best estimate of what market participants would use in pricing the asset or liability at the measurement date. Consideration is given to the risk inherent in the valuation technique and the risk inherent in the inputs to the model.

At December 31, 2009 and 2008, the carrying values of cash, accounts payable and accrued liabilities, and loans from shareholders approximate their fair values due to the relatively short periods to maturity of these instruments.

13    SUBSEQUENT EVENTS

On March 22, 2010, First National Power Corporation (“Pavana”), a Nevada corporation which became the Company’s wholly-owned subsidiary as a result of the Company’s holding company reorganization completed on February 12, 2009, acquired an exclusive, territorial 25 year license for the Republic of India (“India”), from Boreas Research Corporation (“Boreas”), the stockholders of whom hold controlling interests in the Company), pursuant to which the Company’s subsidiary acquired technology rights for India in the technology of Boreas that maximizes the energy productivity of existing wind turbines by capturing energy that flows through and underneath existing wind turbine systems.  The consideration due from the Company’s subsidiary to Boreas for the license is a deferred cash payment of $600,000. The Company further agreed to pay Boreas a future royalty equal to 5% of the subsidiary’s “EBITDA” (revenues before interest, taxes, depreciation and amortization) from exploitation of the acquired license.

On April 12, 2010, Pavana entered into a common stock and warrant purchase agreement whereby the purchaser subscribed for 1,000,000 units (consisting of one common share and one warrant) of Pavana at a price of $1 per unit.  On April 14, 2010, payment of $100,000 was received pursuant to the subscription of these units.

On April 18, 2011, the Company entered into a Novation Agreement (the "Novation") with all of the stockholders of Boreas Research Corporation (“Boreas”), revising the structure of the May 25, 2009 transaction (see Note 1(b)) by which the Company acquired a territorial license to certain rights in alternative energy technology of Boreas, in exchange for the 98,800,000 newly issued common shares of the Company as disclosed in Note 1(b). The Novation amended the Technology License and Stock Purchase Agreement (the “Original Agreement”) to substitute the stockholders of Boreas as the licensor under the Original Agreement.