Form 10-K
period 2010-12-31
First National Energy Corp.
filed 2011-05-31
CIK 1142129

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2010

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

As of May 25, 2011, the aggregate market value of the voting and non-voting common equity of the registrant held by non-affiliates of the registrant was $74,898,921 based on the latest transaction price as reported on the OTC Bulletin Board on such date.  This calculation does not reflect a determination that certain persons are affiliates of the registrant for any other purposes.

The number of shares of the registrant's common stock outstanding on May 25, 2011, was 99,865,228.

DOCUMENTS INCORPORATED BY REFERENCE
[NONE]

Unless otherwise indicated, references in this Form 10-K to “First National”, “the Company”, the "registrant", “we”, “our” and “us” refer to First National Energy Corporation and its subsidiaries.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Some of the statements contained in this Annual Report that are not historical facts are forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”). We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 21E of the Exchange Act. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date this Annual Report is filed with the SEC. All statements other than statements of historical fact are statements that could be deemed forward-looking statements, including statements regarding: projections of revenue, profit margins, expenses, tax provisions and tax rates, earnings or losses from operations, impact of foreign exchange rates, cash flows, pension and benefit obligations and funding requirements, synergies or other financial items; plans, strategies and objectives of management for future operations including statements relating to potential acquisitions, compensation plans, purchase commitments; developments, performance or industry or market rankings relating to products or services; future economic conditions or performance; the outcome of outstanding claims or legal; potential gains and recoveries of costs; assumptions underlying any of the foregoing; and any other statements that address activities, events or developments that we intend, expect, project, believe or anticipate will or may occur in the future. Forward-looking statements may be characterized by terminology such as “believe,” “anticipate,” “should,” “would,” “intend,” “plan,” “will,” “expect,” “estimate,” “project,” “positioned,” “strategy,” and similar expressions. These statements are based on assumptions and assessments made by our management in light of their experience and perception of historical trends, current conditions, expected future developments and other factors we believe to be appropriate. These forward-looking statements are subject to a number of risks and uncertainties, including but not limited to the following:

•	risks associated with our international operations;

•	significant movements in foreign currency exchange rates;

•	changes in the general economy, including the current global economic downturn, as well as the cyclical nature of global alternative energy markets;

•	availability and cost of raw materials, parts and components that may be used in our products;

•	the competitive environment in our industry;

•	our ability to identify, finance, acquire and successfully integrate attractive installation targets;

•	our ability to manage and grow our business and the execution of our business and growth strategies;

•	loss of key management;

•	our ability and the ability of our strategic partners to access required capital at a reasonable cost;

•	our ability to expand our business in our targeted markets;

•	our financial performance;

•	our ability to identify, address and remediate any material weaknesses in our internal control over financial reporting; and

•	others risks and factors, listed in Item 1A. Risk Factors in Part I of this Form 10-K.

Any such forward-looking statements are not guarantees of future performance and actual results; future developments and business decisions may differ materially from those envisaged by such forward-looking statements. These forward-looking statements speak only as of the date this Form 10-K was filed with the SEC. We do not assume any obligation and do not intend to update any forward-looking statement except as required by law. See Item IA. Risk Factors in Part I of this Form 10-K for a further discussion regarding some of the reasons that actual results may be materially different from those that we anticipate.

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

3.  On April 20, 2009, the Registrant acquired a territorial license to certain rights in alternative wind energy technology in exchange for 98,800,000 newly issued common shares of the Registrant, which resulted in a change in control of the Registrant, all as more particularly described in the definitive information statement on Form DEF 14-C filed with the Securities and Exchange Commission on May 4, 2009. As a result of such transaction, the Registrant was after such date no longer deemed to be a "shell company" as defined in Rule 12b-2 under the Securities Exchange Act of 1934. On April 18, 2011, the Registrant entered into a novation agreement with all of the stockholders of Boreas Research Corporation ("Boreas"), the licensor under the May 20, 2009 transaction, revising the structure of the May 20, 2009 transaction to substitute the stockholders of Boreas, collectively, as the licensor under the original agreement.

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

The Registrant has no paid employees nor any full-time employees, as the directors and officers of the Registrant are currently performing their services without compensation.

5.  Reports to Security Holders

The Registrant is a reporting entity and files annual, quarterly and special event reports with the Securities and Exchange Commission, as well as proxy and information statements.

The Registrant will voluntarily make available to security holders upon request a copy of this amended annual report on Form 10-K, including audited financials.

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

FIRST NATIONAL ENERGY CORPORATION IS A DEVELOPMENT STAGE COMPANY WITH A LIMITED OPERATING HISTORY THAT MAKES IT IMPOSSIBLE TO RELIABLY PREDICT FUTURE GROWTH AND OPERATING RESULTS.

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

FIRST NATIONAL ENERGY CORPORATION HAS INCURRED OPERATING LOSSES SINCE INCEPTION.

Since its inception in 2000, the Company has incurred losses every quarter. The extent of the Company’s future operating losses and the timing of profitability are highly uncertain, and it may never achieve or sustain profitability.  The Company has incurred a net loss for the twelve months ended December 31, 2010 of ($75,263).  At December 31, 2010, the Company had an accumulated deficit of ($741,249). The Company anticipates that it will continue to incur operating losses for the foreseeable future and it is possible that the Company will never generate substantial revenues from its products.

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

ITEM 1B.  UNRESOLVED STAFF COMMENTS.

The Registrant received comments from the Division of Corporation Finance of the SEC dated November 16, 2010, and again on February 18, 2011, pertaining to the Forms 10-K and 10-Q filed by the Registrant for fiscal 2009 and subsequent periods.  The Registrant is endeavoring to resolve each such comment by, among other things, filing an amended annual report and preparing amendments of each subsequent quarterly report on Form 10-Q.  The issues embodied in the comments are in three principal areas: (1) disclosures according to applicable regulations; (2) valuation of technology assets acquired by the Registrant and its subsidiary, Pavana Power Corporation; and (3) the accounting treatment of the Registrant's 2009 technology acquisition.  The Registrant is endeavoring to revise its reporting procedures to ensure that all quarterly and annual reports comply with applicable disclosure regulations.  The Registrant has restated its financial 2009 results in this annual report to substantially reduce the carrying value of its acquired technology assets.  The Registrant is in continuing discussions with the Division of Corporation Finance staff of the SEC concerning the correct accounting treatment of its 2009 technology acquisition from Boreas Research Corporation, and will amend this annual report as and when necessary to reflect any adjustments resulting from such discussions.

A restatement of the Registrant's fiscal 2009 financial statements results in the following changes:

First National Energy Corporation
Comparative Balance Sheets before and after Restatement

	As at December 31, 2010	As at September 30, 2010	As at June 30, 2010	As at March 31, 2010	As at December 31, 2009	As at September 30, 2009	As at June 30, 2009	As at March 31, 2009
Balance Sheets prior to Restatement
	$	$	$	$	$	$	$	$
ASSETS
CURRENT ASSETS
Cash	14,988	105,216	113,401	28,003	36,730	40,546	49,396	65,314
	14,988	105,216	113,401	28,003	36,730	40,546	49,396	65,314

License for SWEG technology, net of amortization (Note 4)	2,074,544	2,156,797	2,218,187	2,279,577	1,725,967	1,778,288	1,824,678	-

	2,089,532	2,262,013	2,331,588	2,307,580	1,762,697	1,818,834	1,874,074	65,314

LIABILITIES
CURRENT LIABILITIES
Accounts payable and accrued liabilities (Note 5)	13,269	8,268	7,500	9,500	14,568	5,000	9,200	4,224
Payable to Boreas Research Corporation (Note 9)	540,000	600,000	600,000	600,000
Loans from stockholder (Note 7 ( c ) and Note 6)	-	258,313	258,313	258,313	258,313	258,313	258,313	258,313
	553,268	866,581	865,813	867,813	272,881	263,313	267,513	262,537

STOCKHOLDERS’ EQUITY

Capital Stock (Note 7)	99,765	99,665	99,665	99,665	99,665	99,665	99,665	765
Additional paid-in Capital	2,552,872	2,285,701	2,285,701	2,185,801	2,185,801	2,185,801	2,185,801	397,096
Deficit, accumulated during the development stage	(1,116,389)	(990,004)	(919,676)	(845,698)	(795,650)	(729,945)	(678,905)	(595,084)
Total FNEC Shareholders' Equity	1,536,248	1,395,362	1,465,690	1,439,767	1,489,816	1,555,521	1,606,561	(197,223)
Non-controlling interest	15	70	85
	1,536,263	1,395,432	1,465,775	1,439,767	1,489,816	1,555,521	1,606,561	(197,223)

	2,089,532	2,262,013	2,331,588	2,307,580	1,762,697	1,818,834	1,874,074	65,314

First National Energy Corporation
Comparative Balance Sheets before and after Restatement

	As at December 31, 2010	As at September 30, 2010	As at June 30, 2010	As at March 31, 2010	As at December 31, 2009	As at September 30, 2009	As at June 30, 2009	As at March 31, 2009
Balance Sheets after Restatement
	$	$	$	$	$	$	$	$
ASSETS
CURRENT ASSETS
Cash	14,988	105,216	113,401	28,003	36,730	40,546	49,396	65,314
	14,988	105,216	113,401	28,003	36,730	40,546	49,396	65,314

License for SWEG technology, net of amortization (Note 4)	200	100	100	100	100	100	100	-

	15,188	105,316	113,501	28,103	36,830	40,646	49,496	65,314

LIABILITIES
CURRENT LIABILITIES
Accounts payable and accrued liabilities (Note 5)	13,269	8,269	7,500	9,499	14,568	5,000	9,201	4,224
Payable to Boreas Research Corporatio (Note 9)	540,000	600,000	600,000	600,000	-	-	-	-
Loans from stockholder (Note 7 ( c ) and Note 6)	-	258,313	258,313	258,313	258,313	258,313	258,313	258,313
	13,269	266,582	265,813	267,812	272,881	263,313	267,514	262,537

STOCKHOLDERS’ EQUITY

Capital Stock (Note 7)	99,765	99,665	99,665	99,665	99,665	99,665	99,665	765
Additional paid-in Capital	103,329	(169,705)	(169,705)	(269,604)	330,296	330,296	330,296	397,096
Deficit, accumulated during the development stage	(741,249)	(691,226)	(682,273)	(669,670)	(666,012)	(652,628)	(647,979)	(595,084)
Total FNEC Shareholders' Equity	1,845	(161,366)	(152,413)	(239,709)	(236,051)	(222,667)	(218,018)	(197,223)
Non-controlling interest	74	100	100
	1,919	(161,266)	(152,313)	(239,709)	(236,051)	(222,667)	(218,018)	(197,223)

	15,188	105,316	113,501	28,103	36,830	40,646	49,496	65,314

First National Energy Corporation
Comparative Statements of Income before and after Restatement

	Year Ended December 31, 2010	3-month period December 31, 2010	3-month period September 30, 2010	3-month period June 30, 2010	3-month period March 31, 2010	Year Ended December 31, 2009	3-month period December 31, 2009	3-month period September 30, 2009	3-month period June 30, 2009	3-month period March 31, 2009

Income Statements prior to Restatement
	$	$	$	$	$	$	$	$	$	$
Interest Income	(20)	(1)	(2)	(5)	(12)	(5)	69	(10)	(30)	(34)
Forgiveness of accounts payable and loans	-	-				-	-
General and Administrative expenses	60,121	37,034	7,152	12,608	3,670	81,136	13,315	4,659	52,925	10,237
Loss on Foreign Exchange	-	(1,803)	1,803			-	-	-
Amortization	5,000	(164,171)	61,390	61,390	46,390	129,638	52,321	46,390	30,927	-
Project development costs (Note 10)	14,820	14,820				-
Interest Expense	-	-	-	-	-	-				-
	(79,921)	114,121	(70,343)	(73,993)	(50,048)	(210,769)	(65,705)	(51,039)	(83,822)	(10,203)
Net loss attributable to non-controlling interest	(30)	-	(15)	(15)		-	-	-	-
Net loss attributable to FNEC Shareholders	(79,891)	114,121	(70,328)	(73,978)	(50,048)	(210,769)	(65,705)	(51,039)	(83,822)	(10,203)

Net loss per share, basic and diluted	$(0.00)	$0.00	$(0.00)	$(0.00)	$(0.00)	$(0.00)	$(0.00)	$(0.00)	$(0.00)	$(0.01)
Weighted average common shares outstanding	99,746,598	99,746,598	99,665,228	99,665,228	99,665,228	60,645,228	60,645,228	99,665,228	40,969,624	765,228

Net Loss	(79,921)	114,121	(70,343)	(73,993)	(50,048)	(210,769)	(65,705)	(51,039)	(83,822)	(10,203)
Other Comprehensive Loss	-	-	-	-		-		-	-
Comprehensive Loss	(79,921)	114,121	(70,343)	(73,993)	(50,048)	(210,769)	(65,705)	(51,039)	(83,822)	(10,203)
Comprehensive Loss attributable to non-controlling interest	(30)	-	(15)	(15)		-		-	-
Comprehensive Loss attributable to FNEC Shareholders	(79,891)	114,121	(70,328)	(73,978)	(50,048)	(210,769)	(65,705)	(51,039)	(83,822)	(10,203)

First National Energy Corporation
Comparative Statements of Income before and after Restatement

	Year Ended December 31, 2010	3-month period December 31, 2010	3-month period September 30, 2010	3-month period June 30, 2010	3-month period March 31, 2010	Year Ended December 31, 2009	3-month period December 31, 2009	3-month period September 30, 2009	3-month period June 30, 2009	3-month period March 31, 2009

Income Statements after restatement
	$	$	$	$	$	$	$	$	$	$
Interest Income	(20)	(1)	(2)	(5)	(12)	(5)	69	(10)	(30)	(34)
Forgiveness of accounts payable and loans	-	-	-	-	-	-	-	-	-	-
General and Administrative expenses	60,463	37,034	7,152	12,608	3,670	81,136	13,315	4,659	52,925	10,237
Loss on Foreign Exchange	-	(1,803)	1,803	-	-	-	-	-	-	-
Project development costs	14,820	14,820	-	-	-	-	-	-	-	-
Interest Expense	-	-	-	-	-	-	-	-	-	-
	(75,263)	(50,049)	(8,953)	(12,603)	(3,658)	(81,131)	(13,384)	(4,649)	(52,895)	(10,203)
Net loss attributable to non-controlling interest	(26)	(26)				-	-	-	-
Net loss attributable to FNEC Shareholders	(75,237)	(50,023)	(8,953)	(12,603)	(3,658)	(81,131)	(13,384)	(4,649)	(52,895)	(10,203)

Net loss per share, basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)	$(0.00)	$(0.00)	$(0.00)	$(0.00)	$(0.00)	$(0.01)
Weighted average common shares outstanding	99,746,598	99,746,598	99,665,228	99,665,228	99,665,228	60,645,228	60,645,228	99,665,228	40,969,624	765,228

Net Loss	(75,263)	(50,049)	(8,953)	(12,603)	(3,658)	(81,131)	(13,384)	(4,649)	(52,895)	(10,203)
Other Comprehensive Loss	-	-	-	-		-		-	-
Comprehensive Loss	(75,263)	(50,049)	(8,953)	(12,603)	(3,658)	(81,131)	(13,384)	(4,649)	(52,895)	(10,203)
Comprehensive Loss attributable to non-controlling interest	(26)	(26)				-		-	-
Comprehensive Loss attributable to FNEC Shareholders	(75,237)	(50,023)	(8,953)	(12,603)	(3,658)	(81,131)	(13,384)	(4,649)	(52,895)	(10,203)

First National Energy Corporation
Comparative Cash Flows before and after restatement

Before Restatement	Year Ended December 31, 2010	3-month period December 31, 2010	3-month period September 30, 2010	3-month period June 30, 2010	3-month period March 31, 2010	Year Ended December 31, 2009	3-month period December 31, 2009	3-month period September 30, 2009	3-month period June 30, 2009	3-month period March 31, 2009
CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	(80,263)	114,121	(70,343)	(73,993)	(50,048)	(210,769)	(65,705)	(51,040)	(83,821)	(10,203)
Adjustments for items not affecting cash
Amortization	5,000	(164,171)	61,390	61,390	46,390	129,638	52,321	46,390	30,927	-
Shares issued for services rendered	14,820	14,820	-	-	-	32,000	-	-	32,000	-
Forgiveness of accounts payable and loans	(258,313)	(258,313)	-	-	-	-	-	-	-	-
Increase (decrease) in accounts payable and accrued liabilities	(1,299)	5,000	769	(1,999)	(5,069)	739	9,568	(4,200)	4,976	(9,605)

Net cash used in operating activities	(320,055)	(288,542)	(8,184)	(14,602)	(8,727)	(48,392)	(3,816)	(8,850)	(15,918)	(19,808)

CASH FLOWS FROM FINANCING ACTIVITIES

Loans from Shareholders	-	-	-	-	-	-	-	-	-	-
Proceeds from sale of capital stock	258,313	258,313	-	-	-	-	-	-	-	-
Payment on the Note Payable to Boreas	(600,000)	-	-	-	(600,000)	-	-	-	-	-
Loan from Boreas Research Corporation	540,000	(60,000)	-	-	600,000
Proceeds of sale of minority interest in subsidiary	100,000	-		100,000		-	-	-	-	-

Net cash provided by financing activities	298,313	198,313	-	100,000	-	-	-	-	-	-

NET INCREASE (DECREASE) IN CASH	(21,742)	(90,229)	(8,184)	85,398	(8,727)	(48,392)	(3,816)	(8,850)	(15,918)	(19,808)

Cash, beginning of period	36,730	105,217	113,401	28,003	36,730	85,122	40,546	49,396	65,314	85,122

CASH, END OF PERIOD	14,988	14,988	105,217	113,401	28,003	36,730	36,730	40,546	49,396	65,314

First National Energy Corporation
Comparative Cash Flows before and after restatement

After Restatement	Year Ended December 31, 2010	3-month period December 31, 2010	3-month period September 30, 2010	3-month period June 30, 2010	3-month period March 31, 2010	Year Ended December 31, 2009	3-month period December 31, 2009	3-month period September 30, 2009	3-month period June 30, 2009	3-month period March 31, 2009
CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	(75,263)	(50,049)	(8,953)	(12,603)	(3,658)	(81,131)	(13,384)	(4,649)	(52,895)	(10,203)
Adjustments for items not affecting cash
Shares issued for services rendered	14,820	14,820	-	-	-	32,000	-	-	32,000	-
Shares issued for debt forgiveness	(258,313)	(258,313)	-	-	-	-	-	-	-	-
Increase (decrease) in accounts payable and accrued liabilities	(1,299)	5,000	769	(1,999)	(5,069)	739	9,568	(4,201)	4,977	(9,605)

Net cash used in operating activities	(320,055)	(288,542)	(8,184)	(14,602)	(8,727)	(48,392)	(3,816)	(8,850)	(15,918)	(19,808)

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from isuance of capital stock	258,313	258,313	-	-	-	-	-	-	-	-
Acquisition of India technology license	(600,000)	-	-	-	(600,000)	-	-	-	-	-
Loan from Boreas Research Corporation	540,000	(60,000)	-	-	600,000
Proceeds of sale of non-controlling interest in subsidiary	100,000	-		100,000		-	-	-	-	-

Net cash provided by financing activities	298,313	198,313	-	100,000		-	-	-	-	-

NET INCREASE (DECREASE) IN CASH	(21,742)	(90,229)	(8,184)	85,398	(8,727)	(48,392)	(3,816)	(8,850)	(15,918)	(19,808)

Cash, beginning of period	36,730	105,217	113,401	28,003	36,730	85,122	40,546	49,396	65,314	85,122

CASH, END OF PERIOD	14,988	14,988	105,217	113,401	28,003	36,730	36,730	40,546	49,396	65,314

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

Year ended December 31, 2010	High	Low
4th quarter, ended December 31, 2010	$0.05	$0.05
3rd quarter, ended September 30, 2010	$0.51	$0.05
2nd quarter, ended June 30, 2010	$1.01	$0.04
1st quarter, ended March 31, 2010	$1.01	$0.04

Year ended December 31, 2009
4th quarter, ended December 31, 2009	$1.10	$0.32
3rd quarter, ended September 30, 2009	$3.00	$1.01
2nd quarter, ended June 30, 2009	$1.02	$0.31
1st quarter, ended March 31, 2009	$1.55	$0.30

(1) The Registrant's common stock only traded sporadically during this fiscal year.
(*)  Adjusted for 100 to 1 reverse stock split effected on February 12, 2009.

Holders.

At December 31, 2010, there were approximately 67 holders of the Registrant's common stock.

Dividend Policy.

As of December 31, 2010, the Registrant has not paid any dividends to its shareholders and does not intend to pay dividends to its shareholders in the foreseeable future.  However, there are no restrictions which would limit the ability of the Registrant to pay dividends in the future.

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

(2) The following information is provided in accordance with Item 201(d) (Market Price of and Dividends on the Registrant's Common Equity and Related Stockholder Matters) of Regulation S-K:

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans [excluding securities reflected in column (a)] (c)
Equity compensation plans approved by security holders	None	N/A	None
Equity compensation plans not approved by security holders	None	N/A	2,170,000 Common Shares
Total	None	N/A	2,170,000 Common Shares

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

(b) Report of Offering of Securities and Use of Proceeds Therefrom.

Not Applicable.

(c) Purchases of Equity Securities by the Issuer and Affiliated Purchasers.

None.

Sales of Unregistered Securities

On March 31, 2010, the Registrant issued 100,000 shares , as part of a private placement, in their wholly owned subsidiary Pavana Power Corporation, to an arm’s length third party, in exchange for $100,000. The value per share was $1.00. Each share also carries a common stock purchase warrant for the purchase of 1 (one) additional share at a price of $.50. The warrants will expire if not exercised within 1 year of  its issuance.

On September 20, 2010, the Registrant issued 296,400 restricted common shares to a consultant for technical services to be performed on behalf of the Registrant.

On September 20, 2010, the retiring president of the Registrant returned to treasury 296,400 common shares for cancellation.

On December 12, 2010, the Registrant issued 100,000 shares as full payment of outstanding debts to an existing shareholder. The implied per-share value of the transaction was $2.58313 per share.

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

Locate Suitable Administrative and Assembly Facilities

We plan to move to a new facility within the next 120 to 180 days in order to accommodate our operations and plans for expansion.  We are currently seeking office and assembly/test space where we can perform testing and final assembly of our supplemental wind energy systems. Our site selection criteria will include available tax credits and incentives.

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

Our goal is to produce and ship 25 supplemental wind energy systems during the fiscal year ending December 31, 2011. At present we expect that it will take us approximately 8 weeks to build and ship a system after our design and specifications are finalized.  Our goal is to reduce this time to 3 weeks from contract to installation

North America

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

International - Beyond North America

We intend to develop our international marketing beyond North America in stages. The first stage will utilize an additional license of our proprietary technology for a specific foreign market with a vibrant and expanding wind energy market, to be followed by establishing a joint venture relationship with a strategic partner in the foreign market.  The research, planning, and relationship-building to support the extension of our business to the first such foreign market will begin in the fiscal 2011 year.  Over time, we expect to replicate this strategy sequentially in other foreign markets, and may possibly partner with manufacturers in such foreign markets to reduce costs.

Sales Personnel

At present our sales staff consists of our management.  We expect to hire additional employees over the next twelve months, including a management level operations director.

Expenses

We estimate the costs to implement our business strategy over the following twelve months to be:

*
Product Research and Development, primarily related to refining wind turbine assembly system designs, and establishing a supply chain and production. We estimate product development related expenses for the next twelve months will be approximately $100,000.

*
Marketing, including efforts to present our products to potential end users, direct marketing and attendance at trade shows as discussed above.  We estimate initial marketing expenses for the next twelve months will be approximately $200,000.

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

Results of Operations for the Years Ended December 31, 2010 and December 31, 2009

We only acquired the assets that comprise our current business on May 25, 2009 and March 22, 2010.  Therefore, the following financial information is of limited value in evaluating our history and prospects.

Income. We recorded $-0- in revenues for the year ended December 31, 2010, compared with $-0- in revenues for the year ended December 31, 2009.

Operating Expenses. Operating expenses were $75,263 for the year ended December 31, 2010, compared to $81,131 (as restated) for the year ended December 31, 2009. The largest components of expense items for each of the last two fiscal years were general and administrative expenses of $60,463and $81,136 for the years ending December 31, 2010 and December 31, 2009 (restated), respectively.

Development Costs.

As more particularly described in Note 3(c) of the accompanying financial statements, the Company is expensing development costs, rather than capitalizing them, until the Company has a reasonable expectation of revenues.  This resulted in an expense for the years ending December 31, 2010 and December 3, 2009 (restated) of $14,820 and $-0-, respectively.

Net Loss.   The Company recorded a net loss and comprehensive loss of $75,263 for the year ended December 31, 2010, compared to $81,131 (as restated) for the year ended December 31, 2009.

Liquidity and Capital Resources

At December 31, 2010, the Company had $14,988 in current assets and $553,269in current liabilities, resulting in a working capital deficit of $(538,281).  At December 31, 2009 (restated), the Company had $36,730 in current assets and $272,881 in current liabilities, resulting in a working capital deficit of ($236,151).

On May 25, 2009,  the Company acquired technology license rights valued at $100 (as restated) in exchange for 98,800,000 new restricted shares of the Company’s common stock, which were issued as more particularly described in Note 1(b) of the accompanying consolidated financial statements.

On March 22, 2010, Pavana Power Corporation (“Pavana”), a Nevada corporation, the Company’s 99.9% owned subsidiary, acquired an exclusive territorial 25 year license for the Republic of India (“India”), from Boreas Research Corporation (‘Boreas”, the stockholders of whom hold controlling interests in the Company), pursuant to which the Company’s subsidiary acquired technology rights for India in the technology of Boreas that maximizes the energy productivity of existing wind turbines by capturing energy that flows through and underneath existing wind turbine systems.  The consideration due from the Company’s subsidiary to Boreas for the license was a deferred cash payment of $600,000, and a future royalty equal to 5% of the subsidiary’s “EBITDA” (revenues before interest, taxes, depreciation and amortization) from exploitation of the acquired license.

On November 8, 2010, Pavana paid Boreas $60,000 as a payment due under the India technology license agreement, leaving a cash consideration due of $540,000. The remaining debt is non-interest bearing and there are no fixed repayment terms.

In accordance with Codification Topic 850, Related Party Disclosures, Pavana recorded the acquisition of the SWEG technology license for the geographical territory of India, at the carrying amount of the license technology acquired which was $100 and the balance of the cash consideration of $599,900 was accounted for as additional paid in capital.

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

Cash Flows from Operating Activities

Net cash used in operating activities was $320,055 for the twelve months ended December 31, 2010, compared to $48,392 (as restated) for the twelve months ending December 31, 2009.

Cash Flows from Financing Activities

Cash provided by financing activities amounted to $298,313 for the twelve months ended December 31, 2010, compared to $-0- (as restated) for the twelve months ended December 31, 2009.

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

The Registrant has incurred net losses: ($75,263) for the fiscal year ended December 31, 2010 and ($81,131 as restated) for the fiscal year ended December 31, 2009.  At December 31, 2010, the Registrant had an accumulated deficit of ($741,249). This raises substantial doubt about the Registrant's ability to continue as a going concern.

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

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Financial statements as of and for the year ended December 31, 2010, and for the year ended December 31, 2009 (restated), are presented in a separate section of this report following Item 14.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES.

None

ITEM 9A.  CONTROLS AND PROCEDURES

As of December 31, 2010, the Registrant carried out an evaluation of the effectiveness of the Registrant’s disclosure controls and procedures (as defined by Rule 13a-15(e) under the Securities Exchange Act of 1934) under the supervision and with the participation of the Chief Financial Officer. Based on and as of the date of such evaluation, the aforementioned officers have concluded that the Registrant’s disclosure controls and procedures were not effective, due to a material weakness in our internal control over financial reporting, consisting of inadequate staffing within the accounting operations by employees who are responsible for accounting functions which prevents us from segregating duties within our internal control system. The inadequate segregation of duties is a weakness because it could lead to the untimely identification and resolution of accounting and disclosure matters or could lead to a failure to perform timely and effective reviews.

The Registrant also maintains a system of internal accounting controls that is designed to provide assurance that assets are safeguarded and that transactions are executed in accordance with management’s authorization and properly recorded. This system is continually reviewed and is augmented by written policies and procedures, the careful selection and training of qualified personnel and an internal audit program to monitor its effectiveness. During the fiscal year ended December 31,  2010, there were no changes to this system of internal controls or in other factors that could significantly affect those controls.

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

In connection with the preparation of this Annual Report on Form 10-K for the year ended December 31, 2010, management, with the participation of our Chief Financial Officer, has evaluated the effectiveness of our internal controls over financial reporting, pursuant to Rule 13a-15 under the Exchange Act. Management conducted its evaluation of the Registrant’s internal control over financial reporting based on the framework in Internal Control – Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In the course of making our assessment of the effectiveness of internal controls over financial reporting, we identified one material weakness in our internal control over financial reporting. This material weakness consisted of inadequate staffing within the accounting operations of our company. The small number of employees who are responsible for accounting functions (more specifically, one) prevents us from segregating duties within our internal control system. The inadequate segregation of duties is a weakness because it could lead to the untimely identification and resolution of accounting and disclosure matters or could lead to a failure to perform timely and effective reviews. There were no changes in our internal controls over financial reporting that occurred during  the year ended December 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

ITEM 9B.  OTHER INFORMATION

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE.

GREGORY SHELLER - Director, Chairman of the Board of Directors, Chief Executive Officer and President of the Company.   Age 51, is and for the past five years has been principally employed as a real estate consultant with Re/Max Alliance Group, a real estate firm headquartered in Sarasota, Florida.

Mr. Sheller's education and work experience qualify him to serve as a director and officer of the Company.

PETER WANNER - Director, Treasurer, and Chief Financial Officer.

Mr. Wanner, age 58, is a qualified accountant certified in Canada and Ontario and for the past 21 years has served as a business consultant to start-up companies, as well as companies in refinancing and turnaround. He also has 30 years of experience in financing accounting, including 2 years in public accounting as well as international experience working in Mexico, United Kingdom and United States. Mr. Wanner has served as a director since May 4, 2004.  The term of office for any director is for a period of one year, or until the next annual meeting (or special meeting in lieu of an annual) of the shareholders. Mr. Wanner has served as a director and officer of the Company since May 4, 2004.

Mr. Wanner's education and accounting and work experience qualify him to serve as a director and officer of the Company.

GIANNI CAPUTO - Director, Vice President and Secretary of the Company.

For the past 5 years, Mr. Caputo, age 30, has served as Project and Kiosk Integration Manager of Aareas Interative, Inc. (www.aareas.com), a developer of technologies for real estate sales and marketing serving the building industry in the United States and Canada with annual revenues of approximately $4 million.  Mr. Caputo supervises 17 Aareas employees. Mr. Caputo has served as a director and officer of the Company since May 25, 2009.

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

  ii.Engaging in any type of business practice; or

  iii.Engaging in any activity in connection with the purchase or sale of any security or commodity or in connection with any violation of Federal or State securities laws or Federal commodities laws;

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

  i.Any Federal or State securities or commodities law or regulation; or

  ii.Any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order; or

  iii.Any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity.

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

The Board of Directors includes Doug Lindeblom, Peter Wanner, and Gianni Caputo. Mr Lindeblom and Peter Wanner are the Registrant’s audit committee.

Compliance with Section 16(a) of the Exchange Act.

As of the date of filing this report, the Registrant is not aware of any person who, at any time during the year ended December 31, 2010, was a director, officer, beneficial owner of more than ten percent of any class of equity securities of the registrant that failed to file on a timely basis reports required by Section 16(a) during the most recent fiscal year or prior years.

Code of Ethics

As of the date of filing this report, the Registrant has not adopted a Code of Ethics, but has resolved to adopt a formal Code of Ethics prior to the end of the fiscal 2011 year.  The delay has resulted from management's exclusive concentration of their efforts on business development and the inability thereby to devote the time required to get a code of ethics drafted, approved, and posted on its website.

ITEM 11.  EXECUTIVE COMPENSATION.

Executive officers and directors of the Registrant do not currently receive and are not accruing any compensation:

SUMMARY COMPENSATION TABLE

Name and principal position	Year	Salary	Bonus	Stock awards		Option awards	Nonequity incentive plan compensation	Nonqualified deferred compensation earnings	All other compensation	Total
		($)	($)	($)		($)	($)	($)	($)	($)
Gregory Sheller,	2010	$0	$0	$0		$0	$0	$0	$0	$0
President CEO

Peter Wanner,	2010	$0	$0	$0		$0	$0	$0	$0	$0
Chief Financial Officer	2009	$0	$0	$32,000	(1)	$0	$0	$0	$0	$32,000

Gianni Caputo,	2010	$0	$0	$0		$0	$0	$0	$0	$0
Vice President	2009	$0	$0	$0		$0	$0	$0	$0	$0
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

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth information regarding the beneficial ownership of shares of the Registrant's common stock as of December 31, 2010 (99,865,228 common shares issued and outstanding) by (i) all stockholders known to the
Registrant to be beneficial owners of more than 5% of the outstanding common stock; and (ii) all officers and directors of the Registrant, individually and as a group (each person has sole voting power and sole dispositive power as to all of the shares shown as beneficially owned by them):

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership(1)	Percent of Class
Common	Lubi Investments, Inc.(2) 1551 Second Street Sarasota, Florida 34236	85,462,000	85.58%
Common	Gregory Sheller 1551 Second Street Sarasota FL 34236	40,000	0.04%
Common	Gianni Caputo 1551 Second Street Sarasota FL 34236	296,400	0.30%
Common	Peter Wanner, 44 Greystone Crescent, Georgetown, ON Canada L7G1 G9	165,000	0.17%
Common	Directors and officers as a group	85,963,400	86.08%

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

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

(1)           Audit Fees:  Aggregate  fees billed for each of the last two (2) fiscal years for professional services rendered by the principal accountant for the audit of the annual financial statements and review of financial statements included on Form 10-K:
2009:            $15,750
2010:            $16,250

(2)           Audit-Related Fees:  Aggregate fees billed in each of the last two (2) fiscal years for assurance and related services by the principal accountant that are reasonably related to the performance of the audit or review of the financial statements and are not reported previously.

2009:           $0
2010:           $0

(3)           Tax Fees:  Aggregate fees billed in each of the last two (2) fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning.

2009:           $0
2010:           $924

(4)           All Other Fees:  Aggregate fees billed in each of the last two (2) fiscal years for products and services provided by the principal accountant, other than the services previously reported.

2009:           $0
2010:           $0

(5)           Audit Committee Pre-Approval Procedures.  The Board of Directors has not, to date, appointed an Audit Committee.

(6)           Not applicable.

PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a)	The following documents are filed as part of this report:

(1)          Report of Independent Registered Public Accounting Firm
Consolidated Financial Statements covered by the Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of December 31, 2010 and 2009
Consolidated Statements of Operations and Comprehensive Loss for the Years ended December 31, 2010 and 2009
Consolidated Statements of Stockholders’ Equity (Deficiency) for the years ended December 31, 2010 and 2009
Consolidated Statements of Cash Flows for the years ended December 31, 2010 and 2009
Notes to Consolidated Financial Statements for the years ended December 31, 2010 and 2009

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

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act, the registrant has duly caused this annual report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

Registrant:	FIRST NATIONAL ENERGY CORPORATION

Date: May 25, 2011	By:	/s/ Gregory Sheller
/s/ Gregory Sheller
Gregory Sheller
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: May 25, 2011	By:	/s/ Gregory Sheller
Gregory Sheller
Chief Executive Officer

Date: May 25, 2011	By:	/s/ Peter Wanner
Peter Wanner
Chief Financial Officer

First National Energy Corporation

(Formerly First National Power Corporation)

(A Development Stage Company)

 Consolidated Financial Statements

Together with Report of Independent Registered Public Accounting Firm

December 31, 2010 and 2009 (restated)

(Amounts expressed in US Dollars)

Index

Report of Independent Registered Public Accounting Firm	F-2

Consolidated Balance Sheets as at December 31, 2010 and December 31, 2009 (restated)	F-3

Consolidated Statements of Operations and Comprehensive Loss for the years ended December 31, 2010 and December 31, 2009 (restated) and for the cumulative period (restated) since inception	F-4

Consolidated Statements of Cash Flows for the years ended December 31, 2010 and December 31, 2009 (restated) and for the cumulative period (restated) since inception	F- 5

Consolidated Statements of Stockholders’ Equity (Deficiency) for the years ended December 31, 2010 and December 31, 2009 (restated) and for the period since inception	F-6 – F-9

Notes to Consolidated Financial Statements	F-10 - F-20

Schwartz Levitsky Feldman llp
CHARTERED ACCOUNTANTS
LICENSED PUBLIC ACCOUNTANTS
TORONTO ● MONTREAL

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
First National Energy Corporation
(Formerly First National Power Corporation)
(A Development Stage Company)

To the Board of Directors and Stockholders of
First National Energy Corporation
(Formerly First National Power Corporation)
(A Development Stage Company)

We have audited the accompanying consolidated balance sheets of First National Energy Corporation (formerly First National Power Corporation) (the “Company”) (A Development Stage Company) as at December 31, 2010 and 2009 (as restated) and the related consolidated statements of operations and comprehensive loss, cash flows and stockholders’ equity (deficiency) for the years ended December 31, 2010 and 2009 (as restated) and for the period November 16, 2000 (date of inception) to December 31, 2010 (2009 and prior as restated).  These consolidated financial statements are the responsibility of the Company’s management.  We did not audit the financial statements of the Company from November 16, 2000 (date of inception) to December 31, 2003. Those statements were audited by another auditor whose report has been furnished to us, and our opinion, insofar as it relates to the cumulative financial information from November 16, 2000 (date of inception) to December 31, 2003, is based solely on the report of the other auditor.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, based on our audits, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of First National Energy Corporation (formerly first National Power Corporation) as at December 31, 2010 and 2009 (as restated)  and the results of its operations and its cash flows for the years ended December 31, 2010 and 2009 (as restated) and for the period from November 16, 2000 (date of inception) to December 31, 2010 (2009 and prior as restated) in conformity with generally accepted accounting principles in the United States of America.

As discussed in note 1(d) to the consolidated financial statements, the consolidated financial statements at December 31, 2009 and for the period from November 16, 2000 (date of inception) to December 31, 2009 have been restated to correct an error in the measurement of the technology license asset.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern.  As discussed in note 2 to the consolidated financial statements, the Company is in the development stage, has a working capital deficiency, has yet to achieve profitable operations, has accumulated losses since its inception and expects to incur further losses in the development of its business.  These conditions raise substantial doubt about its ability to continue as a going concern.  The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

“SCHWARTZ LEVITSKY FELDMAN LLP”
Toronto, Ontario,Canada May 25, 2011	Chartered Accountants Licensed Public Accountants

1167 Caledonia Road
Toronto, Ontario M6A 2X1
Tel:  416 785 5353
Fax:  416 785 5663

FIRST NATIONAL ENERGY CORPORATION
(Formerly First National Power Corporation)
(A Development Stage Company)
Consolidated Balance Sheets
As of December 31, 2010 and 2009 (restated)
(Amounts expressed in US Dollars)

	December 31	December 31
	2010	2009
		(restated)
	$	$
ASSETS
CURRENT ASSETS
Cash	14,988	36,730

License for SWEG technology, net of amortization (Note 4)	200	100

	15,188	36,830

LIABILITIES
CURRENT LIABILITIES
Accounts payable and accrued liabilities (Note 5)	13,269	14,568
Loan payable to Boreas Research Corporation (Note 9)	540,000
Loan from stockholder (Note 6 and 7 ( c ))	-	258,313
	553,269	272,881

Going Concern (Note 2)
Other Contingent Liabilities (Note 13)

STOCKHOLDERS’ EQUITY (DEFICIENCY)

Capital Stock (Note 7)	99,765	99,665
Additional paid-in Capital	103,329	330,296
Deficit accumulated during the development stage	(741,249)	(666,012)
Total Stockholders' Equity (Deficit) of the Company	(538,155)	(236,051)
Non-controlling interest	74	-
	(538,081)	(236,051)

	15,188	36,830

The accompanying notes form an integral part of these consolidated financial statements

FIRST NATIONAL ENERGY CORPORATION
(Formerly First National Power Corporation)
(A Development Stage Company)
Consolidated Statements of Operations and Comprehensive Loss
For the years ended December 31, 2010 and 2009 (restated) and the (restated) cumulative period since inception
(Amounts expressed in US Dollars)

	Cumulative
	Since
	Inception	2010	2009
	(restated)		(restated)
	$	$	$
OPERATING EXPENSES

Interest Income	(6,924)	(20)	(5)
Forgiveness of accounts payable and loans	(47,394)	-	-
General and administrative expenses	504,110	60,463	81,136
Loss on foreign exchange	580	-	-
Project development costs (Note 9)	287,677	14,820	-
Interest Expense	3,226	-	-
Amortization	-	-	-
NET LOSS	741,275	75,263	81,131

Net loss attributable to non-controlling interest	(26)	(26)	-

Net loss attributable to the Company	741,249	75,237	81,131

Net loss per share, basic and diluted		$0.00	$0.00

Weighted average common shares outstanding		99,746,598	60,645,228

COMPREHENSIVE LOSS
Net Loss	741,275	75,263	81,131

Other Comprehensive Loss	-	-	-

Comprehensive Loss	741,275	75,263	81,131

Comprehensive Loss attributable to non-controlling interest	(26)	(26)	-
Comprehensive Loss attributable to the Company	741,249	75,237	81,131

The accompanying notes form an integral part of these consolidated financial statements

FIRST NATIONAL ENERGY CORPORATION
(Formerly First National Power Corporation)
(A Development Stage Company)
Consolidated Statements of Cash Flows
For the Years ended December 31, 2010 and December 31, 2009 (restated) and the (restated) cumulative period since inception
(Amounts expressed in US Dollars)

	Cumulative
	Since
	Inception	2010	2009
	(restated)		(restated)
	$	$	$
CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	(741,275)	(75,263)	(81,131)
Adjustments for items not affecting cash
Shares issued for services rendered	347,210	14,820	32,000
Shares issued for debt forgiveness	(258,313)	(258,313)
Forgiveness of accounts payable and loans	(47,394)	-	-
Increase (decrease) in accounts payable and accrued liabilities	17,268	(1,299)	739

Net cash used in operating activities	(682,504)	(320,055)	(48,392)

CASH FLOWS FROM FINANCING ACTIVITIES

Loan from Stockholders	301,708	-
Proceeds from issuance of capital stock	355,784	258,313
Loan from Boreas Research Corporation, net	540,000	540,000
Acquisition of India technology license	(600,000)	(600,000)
Proceeds of sale of non-controlling interest in subsidiary	100,000	100,000

Net cash provided by financing activities	697,492	298,313	-

NET INCREASE (DECREASE) IN CASH	14,988	(21,742)	(48,392)

Cash, beginning of period	-	36,730	85,122

CASH, END OF PERIOD	14,988	14,988	36,730

INCOME TAXES PAID	-	-	-

INTEREST PAID	3,226	-	-

The accompanying notes form an integral part of these consolidated financial statements

FIRST NATIONAL ENERGY CORPORATION
(Formerly First National Power Corporation)
(A Development Stage Company)
Consolidated Statements of Changes in Stockholders’ Equity (Deficiency)
For the Years ended December 31, 2010 and December 31, 2009 (restated) and the (restated) period since Inception
(Amounts expressed in US Dollars)

	Common stock - dollar amount at par value	Common stock - number of shares	Common stock subscribed	Additional paid-in capital	Deficit accumulated during the development stage	Total stockholders' equity (deficit) of the Company	Non-controlling interests	Total stockholders' equity (deficit)
	$		$	$	$	$	$	$

Balance at November 16, 2000
Issuance of common stock for cash	100	100,000		900		1,000		1,000
Net Loss for the Period					(968)	(968)		(968)

Balance as of December 31, 2000	100	100,000	-	900	(968)	32	-	32

Issuance of stock for cash	400	400,000		3,600		4,000		4,000
Issuance of stock for cash	700	700,000		6,300		7,000		7,000
Issuance of stock for cash	850	850,000		7,650		8,500		8,500
Currency Translation				100		100		100
Net Loss for the Year					(23,954)	(23,954)		(23,954)

Balance as of December 31, 2001	2,050	2,050,000	-	18,550	(24,922)	(4,322)	-	(4,322)

Expiration of recission offer for
sale of stock	64	63,536		6,290		6,354		6,354
Net Loss for the Year					(26,047)	(26,047)		(26,047)

Balance as of December 31, 2002	2,114	2,113,536	-	24,840	(50,969)	(24,015)	-	(24,015)

The accompanying notes form an integral part of these consolidated financial statements

FIRST NATIONAL ENERGY CORPORATION
(Formerly First National Power Corporation)
(A Development Stage Company)
Consolidated Statements of Changes in Stockholders’ Equity (Deficiency)
For the Years ended December 31, 2010 and December 31, 2009 (restated) and the (restated) period since Inception
(Amounts expressed in US Dollars)

	Common stock - dollar amount at par value	Common stock - number of shares	Common stock subscribed	Additional paid-in capital	Deficit accumulated during the development stage	Total stockholders' equity (deficit) of the Company	Non-controlling interests	Total stockholders' equity (deficit)

	$		$	$	$	$	$	$

Stock split 5:1	8,454	8,454,144		(8,454)		-
Shares issued for services rendered	200	200,000		79,800		80,000		80,000
Net Loss for the Year					(107,245)	(107,245)		(107,245)

Balance as of December 31, 2003	10,768	10,767,680	-	96,186	(158,214)	(51,260)	-	(51,260)

Stock split 7:1	64,606	64,606,080		(64,606)		-		-
Shares issued for services rendered	30	30,000		15,870		15,900		15,900
Shares subscribed			146	70,371		70,517		70,517
Shares issued for services rendered	44	43,000		9,956		10,000		10,000
Net Loss for the Year					(75,414)	(75,414)		(75,414)

Balance as of December 31, 2004	75,448	75,446,760	146	127,777	(233,628)	(30,257)	-	(30,257)

Shares issued for services rendered	830	830,000		193,160		193,990		193,990
Net Loss for the Year					(208,886)	(208,886)		(208,886)

Balance as of December 31, 2005	76,278	76,276,760	146	320,937	(442,514)	(45,153)	-	(45,153)

Net Loss for the Year					(32,962)	(32,962)		(32,962)

Balance as of December 31, 2006	76,278	76,276,760	146	320,937	(475,476)	(78,115)	-	(78,115)

The accompanying notes form an integral part of these consolidated financial statements

FIRST NATIONAL ENERGY CORPORATION
(Formerly First National Power Corporation)
(A Development Stage Company)
Consolidated Statements of Changes in Stockholders’ Equity (Deficiency)
For the Years ended December 31, 2010 and December 31, 2009 (restated) and the (restated) period since Inception
(Amounts expressed in US Dollars)

	Common stock - dollar amount at par value	Common stock - number of shares	Common stock subscribed	Additional paid-in capital	Deficit accumulated during the development stage	Total stockholders' equity (deficit) of the Company	Non-controlling interests	Total stockholders' equity (deficit)

	$		$	$	$	$	$	$

Issue shares bought under subscription	146	146,000	(146)			-		-
Net Loss for the Year					(30,760)	(30,760)		(30,760)

Balance as of December 31, 2007	76,424	76,422,760	-	320,937	(506,236)	(108,875)	-	(108,875)

Shares issued for services rendered	100	100,000		400		500		500
Net Loss for the year					(78,645)	(78,645)		(78,645)

Balance as of December 31, 2008	76,524	76,522,760	-	321,337	(584,881)	(187,020)	-	(187,020)

Reverse Stock split 1:100	(75,759)	(75,757,532)		75,759		-		-
Shares issued for services rendered	100	100,000		31,900		32,000		32,000
Purchase of SWEG license for shares	98,800	98,800,000		(98,700)		100		100
Net Loss for the Year					(81,131)	(81,131)		(81,131)

Balance as of December 31, 2009 - restated	99,665	99,665,228	-	330,296	(666,012)	(236,051)	-	(236,051)

The accompanying notes form an integral part of these consolidated financial statements

FIRST NATIONAL ENERGY CORPORATION
(Formerly First National Power Corporation)
(A Development Stage Company)
Consolidated Statements of Changes in Stockholders’ Equity (Deficiency)
For the Years ended December 31, 2010 and December 31, 2009 (restated) and the (restated) period since Inception
(Amounts expressed in US Dollars)

	Common stock - dollar amount at par value	Common stock - number of shares	Common stock subscribed	Additional paid-in capital	Deficit accumulated during the development stage	Total stockholders' equity (deficit) of the Company	Non-controlling interests	Total stockholders' equity (deficit)

	$		$	$	$	$	$	$

Shares issued in exchange for debt forgiveness	100	100,000		258,213		258,313		258,313
Return of shares for cancellation	(296)	(296,400)		296				-
Shares issued for services rendered	296	296,400		14,524		14,820		14,820
Sale of non-controlling interest in subsidiary		100,000		99,900		99,900	100	100,000
Purchase of SWEG technology license				(599,900)		(599,900)		(599,900)
Net Loss for the Year					(75,237)	(75,237)	(26)	(75,263)

Balance as of December 31, 2010	99,765	99,865,228	-	103,329	(741,249)	(538,155)	74	(538,081)

The accompanying notes form an integral part of these consolidated financial statements

First National Energy Corporation
(Formerly First National Power Corporation)
(A Development Stage Company)
Notes to the Consolidated Financial Statements
December 31, 2010 and 2009 (restated)
(Amounts expressed in US Dollars)

1.         GENERAL

a)	Description of the Business

First National Energy Corporation (the Company) was incorporated in the State of Delaware on November 16, 2000, under the name Capstone International Corporation.  On March 28, 2004, the Company changed its name to First National Power Corporation. On February 12, 2009, the Company relocated its charter to the State of Nevada and changed its name to First National Energy Corporation. As part of reorganization, the Company increased its authorized capital to 300 million common shares and effected a 100 for 1 reverse stock split of its issued and outstanding shares of common stock. The accompanying consolidated financial statements reflect all share data based on the 100 for 1 reverse common stock split.

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
December 31, 2010 and 2009 (restated)
(Amounts expressed in US Dollars)
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

On April 18, 2011, First National Energy Corporation (the “Company”) entered into a Novation Agreement (the "Novation") with all of the stockholders of Boreas Research Corporation (“Boreas”), a Florida corporation, revising the structure of the May 25, 2009 transaction by which the Company acquired a territorial license to certain rights in alternative energy technology of Boreas, in exchange for 98,800,000 newly issued common shares of the Company as disclosed above. The Novation amended the Technology License and Stock Purchase Agreement (the “Original Agreement”) to substitute the stockholders of Boreas as the licensor under the Original Agreement.

c)	Further Purchase of Technology License

On March 22, 2010, Pavana Power Corporation (“Pavana”), a Nevada corporation, the Company’s 99.9% owned subsidiary, acquired an exclusive territorial 25 year license for the Republic of India (“India”), from Boreas Research Corporation (‘Boreas”, the stockholders of whom hold controlling interests in the Company), pursuant to which the Company’s subsidiary acquired technology rights for India in the technology of Boreas that maximizes the energy productivity of existing wind turbines by capturing energy that flows through and underneath existing wind turbine systems.  The consideration due from the Company’s subsidiary to Boreas for the license was a deferred cash payment of $600,000, and a future royalty equal to 5% of the subsidiary’s “EBITDA” (revenues before interest, taxes, depreciation and amortization) from exploitation of the acquired license.

On November 8, 2010, Pavana paid Boreas $60,000 as a payment due under the India technology license agreement, leaving a balance of cash consideration due of $540,000. The remaining debt is non-interrest bearing and is without any fixed repayment terms.

In accordance with Codification Topic 850, Related Party Disclosures, Pavana recorded the acquisition of the SWEG technology license for the geographical territory of India, at the carrying amount of the license technology acquired which was $100 and the balance of the cash consideration of $599,900 was accounted for as additional paid in capital.

First National Energy Corporation
(Formerly First National Power Corporation)
(A Development Stage Company)
Notes to the Consolidated Financial Statements
December 31, 2010 and 2009 (restated)
(Amounts expressed in US Dollars)

d)	Restatement of 2009 Results

The Company has recently filed an amendment to its Annual Report on Form 10-K/A for the year ended December 31, 2009 to restate its consolidated financial statements in order to correct the valuation of the Company’s technology license acquired from Boreas Research Corporation (“Boreas”) (see note 1 (b) above). Management concluded that the Company should correct an error in the Company’s accounting and disclosure for the valuation of the technology license, the effect of which would be to record the technology license acquired at the carrying amount on the licensor’s books since the ownership interest in the technology license prior to and subsequent to the transaction did not substantially change. This conclusion was reached following a  review of the Company’s accounting treatment for the recording of the technology license in response to a comment letter from the Staff of the Division of Corporation Finance of the Securities and Exchange Commission (“SEC”) relating to the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

The Company restated their consolidated balance sheet as at December 31, 2009, and consolidated statements of operations and comprehensive loss, cash flows and stockholders’ equity (deficit) for the year ended December 31, 2009, and the notes related thereto. The effect of the restatement is as follows:

	Original Presentation	Restatement Adjustment	Restated Amount
Balance Sheet
License of SWEG technology - asset value	1,855,605	(1,855,505)	100
License amortization	129,638	(129,638)	-
License of SWEG Technology - net of amortization	1,725,967	(1,725,867)	100
Total Assets	1,762,697	(1,725,867)	36,830
Additional Paid-in Capital	2,185,801	(1,855,505)	330,296
Total Stockholders' Euqity (Deficit)	1,489,816	(1,725,867)	(236,051)

Statement of Operations
Amortization	129,638	(129,638)	-
Net Loss and Comprehensive Loss	(210,769)	129,638	(81,131)
Net Loss per share, basic and diluted	(0.00)	(0.00)	(0.00)

Changes in Stockholders Equity (Deficit)
Purcahse of SWEG license for shares	1,756,805	(1,855,505)	(98,700)
Net loss for the period	(210,769)	129,638	(81,131)
Total Stockholders' equity (deficit)	1,489,816	(1,725,867)	(236,051)

First National Energy Corporation
(Formerly First National Power Corporation)
(A Development Stage Company)
Notes to the Consolidated Financial Statements
December 31, 2010 and 2009 (restated)
(Amounts expressed in US Dollars)

2.          GOING CONCERN

The Company’s consolidated financial statements are prepared using accounting principles generally accepted in the United States of America and applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business.  However, the Company has not generated any revenues from its planned principal operations through December 31, 2010 has recorded losses since inception, has negative working capital, has yet to achieve profitable operations and expects further losses in the development of its business.  There can be no assurance that the Company will have adequate capital resources to fund planned operations or that any additional funds will be available to the Company when needed, or if available, will be available on favorable terms in the amounts required by the Company. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from this uncertainty.

Management has plans to raise cash through debt offerings once the sales of the technologies begin. The personnel, facilities and equipment required for successfully completing the business model have been identified but until the resources are available, have not been acquired or engaged. In the period prior to the onset of operations, the Company will undertake to raise further cash through further capital offerings. There is no assurance that the Company will be successful in raising additional capital.

3.          SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a)	Basis of Consolidation

The consolidated financial statements include the accounts of First National Energy Corporation, its wholly-owned subsidiary First National Energy (Canada) Corporation and its majority owned subsidiary Pavana Power Corporation. All material inter-company amounts have been eliminated.

b)	Use of Estimates

These consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America. Because a precise determination of assets and liabilities, and correspondingly revenues and expenses, depend on future events, the preparation of consolidated financial statements for any period necessarily involves the use of estimates and assumptions. Actual amounts may differ from these estimates. These consolidated financial statements have, in management’s opinion, been properly prepared within reasonable limits of materiality and within the framework of the accounting policies summarized below. Significant estimates include the recording of accrued liabilities, shares issued for services, and the determination of the valuation allowance for deferred tax assets.

First National Energy Corporation
(Formerly First National Power Corporation)
(A Development Stage Company)
Notes to the Consolidated Financial Statements
December 31, 2010 and 2009 (restated)
(Amounts expressed in US Dollars)

c)	Project Development Costs

In accordance with generally accepted accounting principles in the United States of America, fees and expenses incurred while developing a project cannot be capitalized until there is a reasonable expectation of a revenue stream. As the Company is still in the very early stages of power generation projects, it was determined that costs incurred to date had to be expensed.

d)	Financial Instruments

The carrying amounts of the Company’s accounts payable and accrued liabilities and loans from Stockholders approximate their fair values, because of the short maturity of these instruments.

e)	Income Taxes

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

f)	Earnings or Loss Per Share

Basic loss per share is calculated by dividing the loss for the year by the weighted average number of common shares outstanding during the year. Diluted loss per share is computed using the treasury stock method. Under this method, the diluted weighted average number of shares is calculated assuming the proceeds that arise from the exercise of stock options and other dilutive instruments are used to repurchase the Company’s shares at their weighted average market price for the period.

g)	Comprehensive Income (Loss)

Comprehensive income (loss) as defined includes all changes in equity (net assets) during a period from non-owner sources. Examples of items to be included in comprehensive income (loss), which are excluded from net income, include foreign currency translation adjustments and unrealized gains and losses on available-for-sale securities.  The Company does not have any items that affect comprehensive income (loss) since inception to December 31, 2010.

First National Energy Corporation
(Formerly First National Power Corporation)
(A Development Stage Company)
Notes to the Consolidated Financial Statements
December 31, 2010 and 2009 (restated)
(Amounts expressed in US Dollars)
h)	Intangible Assets

Intangible assets, which include the technology licenses, are recorded at the cost of acquisition or at the carrying amount for a non-arm’s length acquisition and are amortized over the estimated useful life of 10 years on a straight line basis.

i)	Impairment of Long Lived Assets

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, long-lived assets to be held and used are analyzed for impairment whenever events or changes in circumstances indicated that the related carrying amounts may not be recoverable. The Company evaluates at each balance sheet date whether events and circumstances have occurred that indicated possible impairment. If there are indications of impairment, the Company uses future undiscovered cash flows of the related asset or asset grouping over the remaining life in measuring whether the assets are recoverable. In the event such cash flows are not expected to be sufficient to recover the recorded asset values, the assets are written down to their estimated fair value. Long-lived assets to be disposed of are reported at the lower of carrying amount or fair value less cost to sell.

j)	Development Stage Company

The Company complies with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 915 (SFAS 7) for its characterization of the Company as a development stage company.

k)	Recent Accounting Pronouncements

In January 2010, the FASB issued updated guidance to amend the disclosure requirements related to recurring and nonrecurring fair value measurements. This update requires new disclosures on significant transfers of assets and liabilities between Level 1 and Level 2 of the fair value hierarchy (including the reasons for these transfers) and the reasons for any transfers in or out of Level 3. This update also requires a reconciliation of recurring Level 3 measurements about purchases, sales, issuances and settlements on a gross basis. In addition to these new disclosure requirements, this update clarifies certain existing disclosure requirements. For example, this update clarifies that reporting entities are required to provide fair value measurement disclosures for each class of assets and liabilities rather than each major category of assets and liabilities. This update also clarifies the requirement for entities to disclose information about both the valuation techniques and inputs used in estimating Level 2 and Level 3 fair value measurements. Other than requiring additional disclosures, the adoption of this standard did not have a material impact on the Company’s consolidated financial position and results of operations.

In February 2010, FASB issued ASU 2010-09 Subsequent Events (Topic 855) Amendments to Certain Recognition and Disclosure Requirements. ASU 2010-09 removes the requirement for an SEC filer to disclose a date through which subsequent events have been evaluated in both issued and revised consolidated financial statements. Revised consolidated financial statements include consolidated financial statements revised as a result of either correction of an error or retrospective application of GAAP. All of the amendments in ASU 2010-09 are effective upon issuance of the final ASU, except for the use of the issued date for conduit debt obligors. That amendment is effective for interim or annual periods ending after June 15, 2010. The Company has adopted this standard and as a result did not disclose the date through which subsequent events have been evaluated.

In December 2007, the FASB issued SFAS No. 160, Non-controlling Interests in Consolidated Financial Statements, an amendment of ARB No. 51 (ASC 810-10). ASC 810-10 changes the accounting and reporting for minority interests, which is re-characterized as non-controlling interest and classified as a component of equity within the consolidated balance sheets. SFAS No. 160 was effective as of the beginning of the first fiscal year beginning on or after December 15, 2008. The adoption of this new guidance did not have a material impact on the Company’s consolidated financial position or results of operations.

First National Energy Corporation
(Formerly First National Power Corporation)
(A Development Stage Company)
Notes to the Consolidated Financial Statements
December 31, 2010 and 2009 (restated)
(Amounts expressed in US Dollars)

In June 2009, the FASB issued SFAS No. 167, Amendments to FASB Interpretation No. 46(R) (ASC 810-10), which amended guidance for consolidation of variable interest entities by replacing the quantitative-based risks and rewards calculation for determining which enterprise, if any, has a controlling financial interest in a variable interest entity with an approach focused on identifying which enterprise has the power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance and (1) the obligation to absorb losses of the entity or (2) the right to receive benefits from the entity. SFAS No. 167 will be effective for interim or annual periods ending after November 15, 2009. The adoption of this new standard did not have a material impact on the Company’s consolidated financial position or results of operations.

In September 2009, FASB amended ASC 605, as summarized in ASU 2009-13, Revenue Recognition: Multiple-Deliverable Revenue Arrangements. As summarized in ASU 2009-13, ASC Topic 605 has been amended: (1) to provide updated guidance on whether multiple deliverables exist, how the deliverables in an arrangement should be separated, and the consideration allocated; (2) to require an entity to allocate revenue in an arrangement using estimated selling prices of deliverables if a vendor does not have VSOE or third-party evidence of selling price; and (3) to eliminate the use of the residual method and require an entity to allocate revenue using the relative selling price method. The accounting changes in ASU 2009-13 are both effective for fiscal years beginning on or after June 15, 2010, with early adoption permitted. Adoption may either be on a prospective basis or by retrospective application. The Company is currently evaluating the potential impact that the adoption of this statement will have on its financial position and results from operations and will adopt the provision of this statement in fiscal 2011.

In April 2010, the FASB issued ASU 2010-18, Receivables (Topic 310): Effect of a Loan Modification When the Loan Is Part of a Pool That Is Accounted for as a Single Asset, codifies the consensus reached in EITF Issue No. 09-I, “Effect of a Loan Modification When the Loan Is Part of a Pool That Is Accounted for as a Single Asset.” The amendments to the Codification provide that modifications of loans that are accounted for within a pool under Subtopic 310-30 do not result in the removal of those loans from the pool even if the modification of those loans would otherwise be considered a troubled debt restructuring. An entity will continue to be required to consider whether the pool of assets in which the loan is included is impaired if expected cash flows for the pool change. ASU 2010-18 does not affect the accounting for loans under the scope of Subtopic 310-30 that are not accounted for within pools. Loans accounted for individually under Subtopic 310-30 continue to be subject to the troubled debt restructuring accounting provisions within Subtopic 310-40. ASU 2010-18 is effective prospectively for modifications of loans accounted for within pools under Subtopic 310-30 occurring in the first interim or annual period ending on or after July 15, 2010. Early application is permitted. Upon initial adoption of ASU 2010-18, an entity may make a one-time election to terminate accounting for loans as a pool under Subtopic 310-30. This election may be applied on a pool-by-pool basis and does not preclude an entity from applying pool accounting to subsequent acquisitions of loans with credit deterioration. The Company does not expect the provisions of ASU 2010-18 to have a material effect on the financial position, results of operations or cash flows of the Company.

In August 2010, the FASB issued ASU 2010-21, Amendments to SEC Paragraphs Pursuant to Release No. 33-9026: Technical Amendments to Rules, Forms, Schedules and Codification of Financial Reporting Policies. The Company does not expect the provisions of ASU 2010-21 to have a material effect on the financial position, results of operations or cash flows of the Company.

In December 2010, the FASB issued an Accounting Standards Update 2010-28 ("ASU 2010-28"), "Intangibles-Goodwill and Other (Topic 350)". ASU 2010-28 amends ASC Topic 350. ASU 2010-28 clarifies the requirement to test for impairment of goodwill. ASC Topic 350 requires that goodwill be tested for impairment if the carrying amount of a reporting unit exceeds its fair value. Under ASU 2010-28, when the carrying amount of a reporting unit is zero or negative an entity must assume that it is more likely than not that a goodwill impairment exists, perform an additional test to determine whether goodwill has been impaired and calculate the amount of that impairment. The modifications to ASC Topic 350 resulting from the issuance of ASU 2010-28 are effective for fiscal years beginning after December 15, 2010 and interim periods within those years. Early adoption is not permitted. The provisions of ASU 2010-28 are not expected to have a material effect on the financial position, results of operations or cash flows of the Company.

First National Energy Corporation
(Formerly First National Power Corporation)
(A Development Stage Company)
Notes to the Consolidated Financial Statements
December 31, 2010 and 2009 (restated)
(Amounts expressed in US Dollars)

In December 2010, the FASB (Financial Accounting Standards Board) issued Accounting Standards Update 2010-29 (ASU 2010-29), Business Combinations (Topic 805) - Disclosure of Supplementary Pro Forma Information for Business Combinations. This Accounting Standards Update requires a public entity to disclose pro forma information for business combinations that occurred in the current reporting period. The disclosures include pro forma revenue and earnings of the combined entity for the current reporting period as though the acquisition date for all business combinations that occurred during the year had been as of the beginning of the annual reporting period. If comparative financial statements are presented, the pro forma revenue and earnings of the combined entity for the comparable prior reporting period should be reported as though the acquisition date for all that occurred during the current year had been as of the beginning of the comparable prior annual reporting period. The amendments in this Update affect any public entity as defined by Topic 805 that enters into business combinations that are material on an individual or aggregate basis. The amendments in this Update are effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. Early adoption is permitted. The Company does not expect the provisions of ASU 2010-29 to have a material effect on its financial position, results of operations or cash flows.

There are no other Accounting Standards updates adopted by the Company or issued during the year, that had a material effect on the financial statements or that are expected to have a material impact on the financial statements in future periods.

4.           LICENSE FOR SWEG TECHNOLOGY

	2010			2009
	Cost	Accumulated Amortization	Net Book Value	Net Book Value

North American Technology License	$100	$-	$100	$100
India Technology License	100	-	$100	$100
	$200	$-	$200	$200

(see Notes 1 (b) and 1 (c))

5.           ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities are comprised of the following;

	2010	2009

Accrued Professional Fees	$13,269	$14,568

6.           LOAN FROM STOCKHOLDER

In December 2010, outstanding loan from a Stockholder of $258,313 was converted into 100,000 common shares of the Company at a value of $2.58313 per share which was the agreed upon per share value by the Company and the Stockholder. The Stockholder released the Company from all debts for the loan and released the Company for any claim for possible accrued interest.

First National Energy Corporation
(Formerly First National Power Corporation)
(A Development Stage Company)
Notes to the Consolidated Financial Statements
December 31, 2010 and 2009 (restated)
(Amounts expressed in US Dollars)

7.          CAPITAL STOCK

a)	Authorized

300,000,000 Common shares with a par value of $0.001 per share

b)	Issued

99,865,228 Common shares (99,665,228 in 2009)

c)	Changes to Issued Share Capital

(i)	During the year ended December 31, 2010, the Company had the following changes to its Issued Share Capital:

-	On December 12, 2010, the Company issued 100,000 shares in full settlement of an outstanding debt to an existing Stockholder. The agreed upon per share value of the settlement was $2.58313 per share.

-
On April 14, 2010, the Company’s majority owned subsidiary Pavana Power Corporation (“Pavana”) issued 100,000 units, at a price of $1.00 per unit, to an arm’s length purchaser for gross proceeds of $100,000 as part of a private placement for up to $1,000,000.  Each unit consists of one common share and one common share purchase warrant entitling the holder to purchase one warrant share at an exercise price of $0.50 per share. The warrants are exercisable on the date of issuance of the units for a period of 1 (one) year until April 14, 2011. This resulted in a non-controlling interest holding of 0.1% of Pavana with the balance of the outstanding shares held by First National Energy Corporation.

-	A retiring president of the Company asked that upon his retirement, his 296,400 shares be returned to treasury for cancellation.

-	The Company issued 296,400 shares to a consultant that has been working on further development of the SWEG technology. The service was valued at $14,820 and is included in project development costs.

(ii)	During the year ended December, 31, 2009, the Company had the following changes to its Issued Share Capital:

-	Issued 100,000 shares for officer fees. This was valued at $32,000 and is included in General and administrative expenses.

-	Issued 98,800,000 shares valued at $.001 par value per share for the purchase of the North American SWEG technology license (See Note 1 (b)).

First National Energy Corporation
(Formerly First National Power Corporation)
(A Development Stage Company)
Notes to the Consolidated Financial Statements
December 31, 2010 and 2009 (restated)
(Amounts expressed in US Dollars)

8.          INCOME TAXES

a)	Deferred Income Taxes

The tax effect of significant temporary differences and valuation allowance are as follows:

	2010	2009
		(restated)
Operating losses available to offset future taxes	$307,218	$243,587
Tax basis of license in excess of accounting basis	580,117	602,832
Valuation allowance	(887,335)	(846,419)
Net Deferred Assets	$-	$-

The Company has determined that realization of a deferred tax asset is not more than likely and therefore a valuation allowance has been recorded against this deferred income tax asset.

b)	Current Income Taxes

Current income taxes consist of:

	2010	2009
		(restated)
Amounts calculated at statutory rates - 34% (35% in 2009)	$(27,289)	$(27,585)
Permanent differences	5,039	10,880
	(22,250)	(16,705)
Change in valuation allowance	22,250	16,705
	$-	$-

c)	Income tax losses carried forward

The company has non-capital losses for tax purposes which can be applied against future taxable income. These losses expire as follows:

2030	$187,150
2029	131,602
2028	78,645
2027	30,760
2026	32,912
2025	208,887
2024	233,627
Total	$903,583

The non-capital losses carried forward are subject to review by the Internal Revenue Service and may be limited due to change of control restrictions

First National Energy Corporation
(Formerly First National Power Corporation)
(A Development Stage Company)
Notes to the Consolidated Financial Statements
December 31, 2010 and 2009 (restated)
(Amounts expressed in US Dollars)

9.          RELATED PARTY TRANSACTION

The Company’s majority owned subsidiary, Pavana Power Corporation, acquired a technology license to the SWEG technology for the Republic of India from Boreas Research Corporation, a company related by virtue of common control. (see Note  1(c)). Pavana agreed to pay $600,000 to acquire the license to the SWEG technology for the territory of the Republic of India. During the year, Pavana paid $60,000 and at the year end, there is a remaining debt of $540,000 owing to Boreas Research Corporation.

10.         SEGMENTED INFORMATION

The Company operates in only one business segment, namely the development of alternative energy sources. All of the Company’s assets are located in the United States of America.

11.         WEIGHTED AVERAGE COMMON SHARES OUTSTANDING

The weighted average shares outstanding has been adjusted to reflect a 100 to 1 reverse stock split effective February 10, 2009.

12.         FAIR VALUE MEASUREMENTS

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

At December 31, 2010 and 2009, there were no financial instruments that require classification to Levels 1,2 or 3. The carrying values of cash, accounts payable and accrued liabilities and loans from stockholder approximate their fair values due to the relatively short term maturities of these financial instruments.

13.         OTHER CONTINGENT LIABILITIES

Pursuant to Note 1 (c), under the Technology License purchased by Pavana Power Corporation, the Company’s majority owned subsidiary, the Company has a contingent liability for royalties at the rate of 5% for all revenues derived by Pavana from exploitation of the acquired license technology.