Form 10-Q
period 2011-03-31
First National Energy Corp.
filed 2011-06-10
CIK 1142129

UNITED STATES
SECURIITES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011.

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

2000 Webber Street, Suite 3113, Sarasota, Florida 34239
 (Address of principal executive offices)

(416) 918-6987
(Registrant’s telephone number, including area code)

 (Former Name, Former Address, and Former Fiscal Year, if Changed Since Last Report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer (do not check if a smaller reporting company)	☐	Smaller reporting company	☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐ No ☑

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

As of June 9, 2011, there were 99,865,228 common shares issued and outstanding.

PART I—FINANCIAL INFORMATION
ITEM 1.             FINANCIAL STATEMENTS.

First National Energy Corporation

(Formerly First National Power Corporation)

(A Development Stage Company)

 Consolidated Financial Statements (unaudited)

For the 3-month periods ended March 31, 2011 and 2010

(Amounts expressed in US Dollars)

Index

Consolidated Interim Balance Sheets as at March 31, 2011 (unaudited) and December 31, 2010 (audited)	3

Consolidated Interim Statements of Operations and Comprehensive Loss for the 3-month periods ended March 31, 2011 and March 31, 2010 and for the cumulative period since inception (unaudited)	4

Consolidated Interim Statements of Cash Flows for the 3-month periods ended March 31, 2011 and March 31, 2010 and for the cumulative period since inception (unaudited)	5

Consolidated Interim Statements of Stockholders’ Equity (Deficiency) for the period since inception to March 31, 2011 (unaudited)	6 - 9

Condensed Notes to Consolidated Interim Financial Statements (unaudited)	10

FIRST NATIONAL ENERGY CORPORATION
(Formerly First National Power Corporation)
(A Development Stage Company)
Consolidated Interim Balance Sheets
As of December 31, 2011 and 2010
(Amounts expressed in US Dollars)

	March 31,	December 31,
	2011	2010

	$	$
ASSETS
CURRENT ASSETS
Cash	10,098	14,988

License for SWEG technology (Note 4)	200	200

	10,298	15,188

LIABILITIES
CURRENT LIABILITIES
Accounts payable and accrued liabilities (Note 5)	15,669	13,269
Loan payable to Boreas Research Corporation (Note 8)	540,000	540,000
	555,669	553,269

Going Concern (Note 2)
Other Contingent Liabilities (Note 12)

STOCKHOLDERS’ EQUITY (DEFICIENCY)

Capital Stock (Note 7)	99,765	99,765
Additional paid-in Capital	103,329	103,329
Deficit accumulated during the development stage	(748,539)	(741,249)
Total FNEC Stockholders' Equity (Deficit)	(545,445)	(538,155)
Non-controlling interest	74	74
	(545,371)	(538,081)

	10,298	15,188

The accompanying notes form an integral part of these consolidated interim financial statements

FIRST NATIONAL ENERGY CORPORATION
(Formerly First National Power Corporation)
(A Development Stage Company)
Consolidated Interim Statements of Operations and Comprehensive Loss
For the 3 month periods ended March 31, 2011 and 2010 and the cumulative period since inception
(Amounts expressed in US Dollars)

	Cumulative
	Since
	Inception	2011	2010

	$	$	$
OPERATING EXPENSES

Interest Income	(6,924)	-	(12)
Forgiveness of accounts payable and loans	(47,394)	-	-
General and administrative expenses	510,840	6,730	3,670
Loss on foreign exchange	580	-	-
Project development costs	288,237	560	-
Interest Expense	3,226	-	-
NET LOSS	748,565	7,290	3,658

Net loss attributable to non-controlling interest	(26)	-	-

Net loss attributable to FNEC Stockholders	748,539	7,290	3,658

Net loss per share, basic and diluted		$0.00	$0.00

Weighted average common shares outstanding		99,746,598	99,665,228

COMPREHENSIVE LOSS
Net Loss	748,565	7,290	3,658

Other Comprehensive Loss	-	-	-

Comprehensive Loss	748,565	7,290	3,658

Comprehensive Loss attributable to non-controlling interest	-	-	-
Comprehensive Loss attributable to FNEC Stockholders	748,565	7,290	3,658

The accompanying notes form an integral part of these consolidated interim financial statements

FIRST NATIONAL ENERGY CORPORATION
(Formerly First National Power Corporation)
(A Development Stage Company)
Consolidated Interim Statements of Cash Flows
For the 3 month periods ended March 31, 2011 and 2010 and the cumulative period since inception
(Amounts expressed in US Dollars)

	Cumulative
	Since
	Inception	2011	2010

	$	$	$
CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	(748,565)	(7,290)	(3,658)
Adjustments for items not affecting cash
Shares issued for services rendered	347,210	-	-
Shares issued for debt forgiveness	(258,313)	-
Forgiveness of accounts payable and loans	(47,394)	-	-
Increase (decrease) in accounts payable	-	-	-
and accrued liabilities	19,668	2,400	(5,069)

Net cash used in operating activities	(687,394)	(4,890)	(8,727)

CASH FLOWS FROM FINANCING ACTIVITIES

Loan from Stockholders	301,708	-
Proceeds from issuance of capital stock	355,784	-
Acquisition of India technology license	(600,000)	-	(600,000)
Loan from Boreas Research Corporation, net	540,000		600,000
Proceeds of sale of non-controlling interest in subsidiary	100,000	-

Net cash provided by financing activities	697,492	-	-

NET INCREASE (DECREASE) IN CASH	10,098	(4,890)	(8,727)

Cash, beginning of period	-	14,988	36,730

CASH, END OF PERIOD	10,098	10,098	28,003

INCOME TAXES PAID	-	-	-

INTEREST PAID	3,226	-	-

The accompanying notes form an integral part of these consolidated interim financial statements

FIRST NATIONAL ENERGY CORPORATION
(Formerly First National Power Corporation)
(A Development Stage Company)
Consolidated Interim Statements of Changes in Stockholders’ Equity (Deficiency)
For the period since inception to March 31, 2011
(Amounts expressed in US Dollars)

	Common stock - dollar amount at par value	Common stock - number of shares	Common stock subscribed	Additional paid-in capital	Deficit accumulated during the development stage	Total FNEC stockholders' equity (deficit)	Non-controlling interests	Total stockholders' equity (deficit)

		$	$	$	$	$	$	$

Balance at November 16, 2000
Issuance of common stock for cash	100	100,000		900		1,000		1,000
Net Loss for the Period					(968)	(968)		(968)

Balance as of December 31, 2000	100	100,000	-	900	(968)	32	-	32

Issuance of stock for cash	400	400,000		3,600		4,000		4,000
Issuance of stock for cash	700	700,000		6,300		7,000		7,000
Issuance of stock for cash	850	850,000		7,650		8,500		8,500
Currency Translation				100		100		100
Net Loss for the Year					(23,954)	(23,954)		(23,954)

Balance as of December 31, 2001	2,050	2,050,000	-	18,550	(24,922)	(4,322)	-	(4,322)

Expiration of recission offer for
sale of stock	64	63,536		6,290		6,354		6,354
Net Loss for the Year					(26,047)	(26,047)		(26,047)

Balance as of December 31, 2002	2,114	2,113,536	-	24,840	(50,969)	(24,015)	-	(24,015)

The accompanying notes form an integral part of these consolidated interim financial statements

FIRST NATIONAL ENERGY CORPORATION
(Formerly First National Power Corporation)
(A Development Stage Company)
Consolidated Interim Statements of Changes in Stockholders’ Equity (Deficiency)
For the period since inception to March 31, 2011
(Amounts expressed in US Dollars)

	Common stock - dollar amount at par value	Common stock - number of shares	Common stock subscribed	Additional paid-in capital	Deficit accumulated during the development stage	Total FNEC stockholders' equity (deficit)	Non-controlling interests	Total stockholders' equity (deficit)

		$	$	$	$	$	$	$

Stock split 5:1	8,454	8,454,144		(8,454)		-
Shares issued for services rendered	200	200,000		79,800		80,000		80,000
Net Loss for the Year					(107,245)	(107,245)		(107,245)

Balance as of December 31, 2003	10,768	10,767,680	-	96,186	(158,214)	(51,260)	-	(51,260)

Stock split 7:1	64,606	64,606,080		(64,606)		-		-
Shares issued for services rendered	30	30,000		15,870		15,900		15,900
Shares subscribed			146	70,371		70,517		70,517
Shares issued for services rendered	44	43,000		9,956		10,000		10,000
Net Loss for the Year					(75,414)	(75,414)		(75,414)

Balance as of December 31, 2004	75,448	75,446,760	146	127,777	(233,628)	(30,257)	-	(30,257)

Shares issued for services rendered	830	830,000		193,160		193,990		193,990
Net Loss for the Year					(208,886)	(208,886)		(208,886)

Balance as of December 31, 2005	76,278	76,276,760	146	320,937	(442,514)	(45,153)	-	(45,153)

Net Loss for the Year					(32,962)	(32,962)		(32,962)

Balance as of December 31, 2006	76,278	76,276,760	146	320,937	(475,476)	(78,115)	-	(78,115)

The accompanying notes form an integral part of these consolidated interim financial statements

FIRST NATIONAL ENERGY CORPORATION
(Formerly First National Power Corporation)
(A Development Stage Company)
Consolidated Interim Statements of Changes in Stockholders’ Equity (Deficiency)
For the period since inception to March 31, 2011
(Amounts expressed in US Dollars)

	Common stock - dollar amount at par value	Common stock - number of shares	Common stock subscribed	Additional paid-in capital	Deficit accumulated during the development stage	Total FNEC stockholders' equity (deficit)	Non-controlling interests	Total stockholders' equity (deficit)

		$	$	$	$	$	$	$

Issue shares bought under subscription	146	146,000	(146)			-		-
Net Loss for the Year					(30,760)	(30,760)		(30,760)

Balance as of December 31, 2007	76,424	76,422,760	-	320,937	(506,236)	(108,875)	-	(108,875)

Shares issued for services rendered	100	100,000		400		500		500
Net Loss for the year					(78,645)	(78,645)		(78,645)

Balance as of December 31, 2008	76,524	76,522,760	-	321,337	(584,881)	(187,020)	-	(187,020)

Reverse Stock split 1:100	(75,759)	(75,757,532)		75,759		-		-
Shares issued for services rendered	100	100,000		31,900		32,000		32,000
Purchase of SWEG license for shares	98,800	98,800,000		(98,700)		100		100
Net Loss for the Year					(81,131)	(81,131)		(81,131)

Balance as of December 31, 2009 (restated)	99,665	99,665,228	-	330,296	(666,012)	(236,051)	-	(236,051)

The accompanying notes form an integral part of these consolidated interim financial statements

FIRST NATIONAL ENERGY CORPORATION
(Formerly First National Power Corporation)
(A Development Stage Company)
Consolidated Interim Statements of Changes in Stockholders’ Equity (Deficiency)
For the period since inception to March 31, 2011
(Amounts expressed in US Dollars)

	Common stock - dollar amount at par value	Common stock - number of shares	Common stock subscribed	Additional paid-in capital	Deficit accumulated during the development stage	Total FNEC stockholders' equity (deficit)	Non-controlling interests	Total stockholders' equity (deficit)

		$	$	$	$	$	$	$

Shares issued in exchange for debt forgiveness	100	100,000		258,213		258,313		258,313
Return of shares for cancellation	(296)	(296,400)		296				-
Shares issued for services rendered	296	296,400		14,524		14,820		14,820
Sale of non-controlling interest in subsidiary		100,000		99,900		99,900	100	100,000
Purchase of SWEG technology license				(599,900)		(599,900)		(599,900)
Net Loss for the Year					(75,237)	(75,237)	(26)	(75,263)

Balance as of December 31, 2010	99,765	99,865,228	-	103,329	(741,249)	(538,155)	74	(538,081)

Net Loss for the Period					(7,290)	(7,290)	0	(7,290)

Balance as of March 31, 2011	99,765	99,865,228	-	103,329	(748,539)	(545,445)	74	(545,371)

The accompanying notes form an integral part of these consolidated interim financial statements

First National Energy Corporation
(Formerly First National Power Corporation)
(A Development Stage Company)
Condensed Notes to the Consolidated Interim Financial Statements
March 31, 2011 and 2010
(Amounts expressed in US Dollars)

1.          GENERAL

a)	Description of the Business

First National Energy Corporation (the Company) was incorporated in the State of Delaware on November 16, 2000, under the name Capstone International Corporation.  On March 28, 2004, the Company changed its name to First National Power Corporation. On February 12, 2009, the Company relocated its charter to the State of Nevada and changed its name to First National Energy Corporation. As part of reorganization, the Company increased its authorized capital to 300 million common shares and effected a 100 for 1 reverse stock split of its issued and outstanding shares of common stock. The accompanying consolidated interim financial statements reflect all share data based on the 100 for 1 reverse common stock split.

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
March 31, 2011 and 2010
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

In accordance with Codification Topic ASC 850, Related Party Disclosures, Pavana recorded the acquisition of the SWEG technology license for the geographical territory of India, at the carrying amount of the license technology acquired which was $100 and the balance of the cash consideration of $599,900 was accounted for as additional paid in capital.

First National Energy Corporation
(Formerly First National Power Corporation)
(A Development Stage Company)
Condensed Notes to the Consolidated Interim Financial Statements
March 31, 2011 and 2010
(Amounts expressed in US Dollars)

2.          GOING CONCERN

The Company’s consolidated interim financial statements are prepared using accounting principles generally accepted in the United States of America and applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business.  However, the Company has not generated any revenues from its planned principal operations through March 31, 2011, has recorded losses since inception, has negative working capital, has yet to achieve profitable operations and expects further losses in the development of its business.  There can be no assurance that the Company will have adequate capital resources to fund planned operations or that any additional funds will be available to the Company when needed, or if available, will be available on favorable terms in the amounts required by the Company. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The consolidated interim financial statements do not include any adjustments that might result from this uncertainty.

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

The consolidated interim financial statements include the accounts of First National Energy Corporation, its wholly-owned subsidiary First National Energy (Canada) Corporation and its majority owned subsidiary Pavana Power Corporation. All material inter-company amounts have been eliminated.

b)	Use of Estimates

These consolidated interim financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America. Because a precise determination of assets and liabilities, and correspondingly revenues and expenses, depend on future events, the preparation of consolidated financial statements for any period necessarily involves the use of estimates and assumptions. Actual amounts may differ from these estimates. These consolidated interim financial statements have, in management’s opinion, been properly prepared within reasonable limits of materiality and within the framework of the accounting policies summarized below. Significant estimates include the recording of accrued liabilities, shares issued for services, and the determination of the valuation allowance for deferred tax assets.

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
March 31, 2011 and 2010
(Amounts expressed in US Dollars)

d)	Financial Instruments

The carrying amounts of the Company’s accounts payable and accrued liabilities and loan payable to Boreas Research Corporation approximate their fair values, because of the short maturity of these instruments.

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

Comprehensive income (loss) as defined includes all changes in equity (net assets) during a period from non-owner sources. Examples of items to be included in comprehensive income (loss), which are excluded from net income, include foreign currency translation adjustments and unrealized gains and losses on available-for-sale securities.  The Company does not have any items that affect comprehensive income (loss) since inception to March 31, 2011.

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
March 31, 2011 and 2010
(Amounts expressed in US Dollars)

i)	Impairment of Long Lived Assets

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, long-lived assets to be held and used are analyzed for impairment whenever events or changes in circumstances indicated that the related carrying amounts may not be recoverable. The Company evaluates at each balance sheet date whether events and circumstances have occurred that indicated possible impairment. If there are indications of impairment, the Company uses future undiscovered cash flows of the related asset or asset grouping over the remaining life in measuring whether the assets are recoverable. In the event such cash flows are not expected to be sufficient to recover the recorded asset values, the assets are written down to their estimated fair value. Long-lived assets to be disposed of are reported at the lower of carrying amount or fair value less cost to sell

j)	Development Stage Company

The Company complies with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 915 (SFAS 7) for its characterization of the Company as a development stage company.

4.         LICENSE FOR SWEG TECHNOLOGY

	2010			2009
	Cost	Accumulated Amortization	Net Book Value	Net Book Value

North American Technology License	$100	$-	$100	$100
Indian Technology License	100	-	100	100
	$200	$-	$200	$200

(see Notes 1 (b) and 1 (c))

5.          ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities are comprised of the following;

	2011	2010
Accrued Professional Fees	$15,669	$13,269
Accrued Professional Fees	$15,669	$13,269

6.          LOAN FROM STOCKHOLDER

In December 2010, an outstanding loan from a Stockholder of $258,313 was converted into 100,000 common shares of the Company at a value of $2.58313 per share which was the agreed upon per share value by the Company and the Stockholder. The Stockholder released the Company from all debts for the loan and released the Company for any claim for possible accrued interest.

First National Energy Corporation
(Formerly First National Power Corporation)
(A Development Stage Company)
Condensed Notes to the Consolidated Interim Financial Statements
March 31, 2011 and 2010
(Amounts expressed in US Dollars)

7.          CAPITAL STOCK

a)	Authorized

300,000,000 Common shares with a par value of $0.001 per share

b)	Issued

99,865,228 Common shares (99,865,228 in 2010)

b)	Changes in Issued Share Capital

During the period, there were no changes to the issued share capital of the Company

8.           RELATED PARTY TRANSACTION

The Company’s majority owned subsidiary, Pavana Power Corporation, acquired a technology license to the SWEG technology for the Republic of India from Boreas Research Corporation, a company related by virtue of common control. (see Note  1(c)). Pavana agreed to pay $600,000 to acquire the license to the SWEG technology for the territory of the Republic of India. During 2010, Pavana paid $60,000 and as at March 31, 2011, there is a remaining debt of $540,000 owing to Boreas Research Corporation.

9.           SEGMENTED INFORMATION

The Company operates in only one business segment, namely the development of alternative energy sources. All of the Company’s assets are located in the United States of America.

10.        WEIGHTED AVERAGE COMMON SHARES OUTSTANDING

The weighted average shares outstanding has been adjusted to reflect a 100 to 1 reverse stock split effective February 10, 2009.

First National Energy Corporation
(Formerly First National Power Corporation)
(A Development Stage Company)
Condensed Notes to the Consolidated Interim Financial Statements
March 31, 2011 and 2010
(Amounts expressed in US Dollars)

11.         FAIR VALUE MEASUREMENTS

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

At March 31, 2011 and 2010, there were no financial instruments that require classification to Levels 1,2 or 3. The carrying values of cash, accounts payable and accrued liabilities and loans from stockholder approximate their fair values due to the relatively short term maturities of these financial instruments.

12.         OTHER CONTINGENT LIABILITIES

Pursuant to Note 1 ( c ), under the Technology License purchased by Pavana Power Corporation, the Company’s majority owned subsidiary, the Company has a contingent liability for royalties at the rate of 5% for all revenues derived by Pavana from exploitation of the acquired license technology.

ITEM 2.             MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

CAUTIONARY STATEMENTS REGARDING FORWARD-LOOKING INFORMATION

 Certain statements in this quarterly report on Form 10-Q contain or may contain forward-looking statements that are subject to known and unknown risks, uncertainties and other factors which may cause actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These forward-looking statements were based on various factors and were derived utilizing numerous assumptions and other factors that could cause our actual results to differ materially from those in the forward-looking statements. These factors include, but are not limited to, our ability to consummate a merger or business combination, economic, political and market conditions and fluctuations, government and industry regulation, interest rate risk, U.S. and global competition, and other factors. Most of these factors are difficult to predict accurately and are generally beyond our control. You should consider the areas of risk described in connection with any forward-looking statements that may be made herein. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report.  Readers should carefully review this annual report in its entirety, including but not limited to our financial statements and the notes thereto.  Except for our ongoing obligations to disclose material information under the Federal securities laws, we undertake no obligation to release publicly any revisions to any forward-looking statements, to report events or to report the occurrence of unanticipated events. For any forward-looking statements contained in any document, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995.

Description of Business

1.  Business Development

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

On April 18, 2011, the Registrant entered into a Novation Agreement (the "Novation") with all of the stockholders of Boreas Research Corporation (“Boreas”), a Florida corporation, revising the structure of the May 20, 2009 transaction by which the Registrant acquired a territorial license to certain rights in alternative energy technology of Boreas, in exchange for 98,800,000 newly issued common shares of the Registrant as disclosed above. The Novation amended the 2009 agreement to substitute the stockholders of Boreas, collectively, as the licensor under the original 2009 agreement.

In addition, the Registrant has acquired technology rights to an additional territory for the licensed technology, and intends to exploit such rights through a newly formed and 99.9% owned subsidiary [see Note 1(c) of accompanying consolidated interim financial statements].

3.          The Registrant has not at any time been the subject of any bankruptcy, receivership or similar proceeding.

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

Research and development activities for the fiscal year ending December 31, 2010 incurred expenses of $14,820; such activities for the fiscal year ending December 31, 2009 are included in general and administrative expenses of $81,136, as such activities were carried out by the Registrant's management.

For the 3-month period ended March 31, 2011, the Company spent $560 on Research and Development activities. For the 3-month period ended March 31, 2010, the Company spent $-0- on Research and Development activities.

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

The Registrant will voluntarily make available to security holders upon request a copy of this quarterly report on Form 10-Q.

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

ITEM 2B.          UNRESOLVED STAFF COMMENTS.

The Registrant received comments from the Division of Corporation Finance of the SEC dated November 16, 2010, and again on February 18, 2011, pertaining to the Forms 10-K and 10-Q filed by the Registrant for fiscal 2009 and subsequent periods.  The Registrant is endeavoring to resolve each such comment by, among other things, filing an amended annual report and preparing amendments of each subsequent quarterly report on Form 10-Q.  The issues embodied in the comments are in three principal areas: (1) disclosures according to applicable regulations; (2) valuation of technology assets acquired by the Registrant and its subsidiary, Pavana Power Corporation; and (3) the accounting treatment of the Registrant's 2009 technology acquisition.  The Registrant is endeavoring to revise its reporting procedures to ensure that all quarterly and annual reports comply with applicable disclosure regulations.  The Registrant has restated its financial 2009 results in this annual report to substantially reduce the carrying value of its acquired technology assets.  The Registrant is in continuing discussions with the Division of Corporation Finance staff of the SEC concerning the correct accounting treatment of its 2009 technology acquisition from Boreas Research Corporation, and has amended certain of its prior annual and quarterly reports to give effect to the adjustments resulting from such discussions.

Results of Operations

Three Months Ended March 31, 2011, compared to the Three Months Ended March 31, 2010

Assets

Licensed technology assets, valued at a nominal $200 are more particularly described in Note 1 (b) and 1 (c) of the accompanying consolidated interim financial statements.

Revenues

The Company did not generate any operating revenues in the three months ended March 31, 2011 or in the three months ended March 31, 2010.

Costs and Expenses

General and Administrative

General and administrative expenses increased to $7,290 during the three months ended March 31, 2011, as compared to $3,658 during the comparable period in 2010. This increase was primarily due to a difference in the additional filing fees relating to a restatement of the 2009 annual results.

Liquidity and Capital Resources

Cash and cash equivalents were $10,098 at March 31, 2011, compared to $28,003 at March 31, 2010.

The Company is a development stage company and has not generated any operating revenues as of March 31, 2011. In addition, the Company will continue to incur net losses and cash flow deficiencies from operating activities for the foreseeable future.

Based on its cash flow projections, the Company will need additional financing to carry out its planned business activities and complete its plan of operations through December 31, 2011. At the Company’s present level of activities, the Company’s cash and cash equivalents are believed, at this time, to be insufficient to fund its operations only into the fourth quarter of this current fiscal year. Accordingly, there is substantial doubt as to the Company’s ability to continue as a going concern by the end of its current fiscal year.

Much of the Company’s ability to raise additional capital or secure a strategic collaboration for the financing of its continued operations and product development will depend substantially on the successful outcome of its efforts to negotiate joint ventures with wind power industry participants. The Company is currently seeking to raise funds through corporate collaboration and sub-licensing arrangements in connection with its ongoing and long-term operations. The Company does not know whether additional financing will be available when needed or, if available, will be on acceptable or favorable terms to it or its stockholders.

The Company’s independent registered public accounting firm expressed substantial doubt about the Company’s ability to continue as a going concern in the audit report on the Company’s audited financial statements for the fiscal year ended December 31, 2010 included in the 2010 10-K.

Net cash used in operating activities was ($4,890) for the three months ended March 31, 2011 as compared to ($8,727) during the comparable period in 2010. The decrease in net cash used in operations was primarily due to a difference in professional fees paid during the period.

ITEM 3.             QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK. (NOT APPLICABLE)

ITEM 4.             CONTROLS AND PROCEDURES.

As of March 31, 2011, the Registrant carried out an evaluation of the effectiveness of the Registrant’s disclosure controls and procedures (as defined by Rule 13a-15(e) under the Securities Exchange Act of 1934) under the supervision and with the participation of the Registrant’s chief executive and chief financial officer. Based on and as of the date of such evaluation, the aforementioned officer has concluded that the Registrant’s disclosure controls and procedures were not effective.

The Registrant also maintains a system of internal accounting controls that is designed to provide assurance that assets are safeguarded and that transactions are executed in accordance with management’s authorization and properly recorded. This system is continually reviewed and is augmented by written policies and procedures, the careful selection and training of qualified personnel and an internal audit program to monitor its effectiveness. During the interim period ended March 31, 2011, there were no changes to this system of internal controls or in other factors that could significantly affect those controls.

PART II—OTHER INFORMATION

ITEM 1.             LEGAL PROCEEDINGS

The Registrant is not a party to any pending or threatened legal proceedings.

ITEM 2.             UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

The Registrant has not sold any unregistered equity securities during the period covered by this report.

ITEM 3.             DEFAULTS UPON SENIOR SECURITIES.  (Not Applicable)

ITEM 4.             (REMOVED AND RESERVED).

ITEM 5.             OTHER INFORMATION.  (Not Applicable)

ITEM 6.             EXHIBITS.

Exhibit No.	Document

31.1*	Sect. 302 Certification Statement of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Sect. 302 Certification Statement of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Sect. 906 Certification Statement of the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act Of 2002

32.1*	Sect. 906 Certification Statement of the Principal Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act Of 2002

* Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST NATIONAL ENERGY CORPORATION

Dated: June 9, 2011	By:	/s/ Gregory Sheller
Gregory Sheller, Chief Executive Officer