Form 10-Q
period 2011-06-30
First National Energy Corp.
filed 2011-08-23
CIK 1142129

UNITED STATES
SECURIITES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011.

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to _____________

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

As of August 18, 2011, there were 99,865,228 common shares issued and outstanding.

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

First National Energy Corporation

(Formerly First National Power Corporation)

(A Development Stage Company)

 Consolidated Financial Statements (unaudited)

For the 6-month periods ended June 30, 2011 and 2010

(Amounts expressed in US Dollars)

Index

Consolidated Interim Balance Sheets as at June 30, 2011 (unaudited) and December 31, 2010 (audited)	3

Consolidated Interim Statements of Operations and Comprehensive Loss for the 6-month periods ended June 30, 2011 and June 30, 2010 and for the cumulative period since inception (unaudited)	4

Consolidated Interim Statements of Operations and Comprehensive Loss for the 3-month periods ended June 30, 2011 and June 30, 2010 (unaudited)	5

Consolidated Interim Statements of Cash Flows for the 6-month periods ended June 30, 2011 and June 30, 2010 and for the cumulative period since inception (unaudited)	6

Consolidated Interim Statements of Stockholders’ Equity (Deficiency) for the period since inception to June 30, 2011 (unaudited)	7 – 10

Condensed Notes to Consolidated Interim Financial Statements (unaudited)	11 - 17

FIRST NATIONAL ENERGY CORPORATION
(Formerly First National Power Corporation)
(A Development Stage Company)
Consolidated Interim Balance Sheets
As of June 30, 2011 (unaudited) and December 31, 2010 (audited)
(Amounts expressed in US Dollars)

	June 30	December 31
	2011	2010
	(unaudited)	(audited)
	$	$
ASSETS
CURRENT ASSETS
Cash	6,368	14,988

License for SWEG technology (Note 4)	200	200

	6,568	15,188

LIABILITIES
CURRENT LIABILITIES
Accounts payable and accrued liabilities (Note 5)	31,000	13,269
Loan payable to Boreas Research Corporation (Note 8)	540,000	540,000
	571,000	553,269

Going Concern (Note 2)
Other Contingent Liabilities (Note 12)

STOCKHOLDERS’ EQUITY (DEFICIENCY)

Capital Stock (Note 7)	99,765	99,765
Additional paid-in Capital	103,329	103,329
Deficit accumulated during the development stage	(767,600)	(741,249)
Total FNEC Stockholders' Equity (Deficit)	(564,506)	(538,155)
Non-controlling interest	74	74
	(564,432)	(538,081)

	6,568	15,188

The accompanying notes form an integral part of these consolidated interim financial statements.

FIRST NATIONAL ENERGY CORPORATION
(Formerly First National Power Corporation)
(A Development Stage Company)
Consolidated Interim Statements of Operations and Comprehensive Loss
For the 6 month periods ended June 30, 2011 and 2010 and the cumulative period since inception
(Amounts expressed in US Dollars)

	Cumulative
	Since
	Inception	2011	2010
	$	$	$

OPERATING EXPENSES

Interest Income	(5,206)	1,718	(17)
Forgiveness of accounts payable and loans	(47,394)	-	-
General and administrative expenses	528,655	24,545	16,278
Loss on foreign exchange	580	-	-
Project development costs	287,765	88	-
Interest Expense	3,226	-	-
NET LOSS	767,626	26,351	16,261

Net loss attributable to non-controlling interest	(26)	-	-

Net loss attributable to FNEC Stockholders	767,600	26,351	16,261

Net loss per share, basic and diluted		$0.00	$0.00

Weighted average common shares outstanding		99,746,598	99,665,228

COMPREHENSIVE LOSS
Net Loss	767,626	26,351	16,261

Other Comprehensive Loss	-	-	-

Comprehensive Loss	767,626	26,351	16,261

Comprehensive Loss attributable to non-controlling interest	(26)	-	-
Comprehensive Loss attributable to FNEC Stockholders	767,600	26,351	16,261

The accompanying notes form an integral part of these consolidated interim financial statements.

FIRST NATIONAL ENERGY CORPORATION
(Formerly First National Power Corporation)
(A Development Stage Company)
Consolidated Interim Statements of Operations and Comprehensive Loss
For the 3 month periods ended June 30, 2011 and 2010
(Amounts expressed in US Dollars)

	2011	2010
	$	$
OPERATING EXPENSES

Interest Income	1,718	(5)
Forgiveness of accounts payable and loans	-	-
General and administrative expenses	17,815	12,608
Loss on foreign exchange	-	-
Project development costs	(472)	-
Interest Expense	-	-
NET LOSS	19,061	12,603

Net loss attributable to non-controlling interest	-	-

Net loss attributable to FNEC Stockholders	19,061	12,603

Net loss per share, basic and diluted	$0.00	$0.00

Weighted average common shares outstanding	99,746,598	99,665,228

COMPREHENSIVE LOSS
Net Loss	19,061	12,603

Other Comprehensive Loss	-	-

Comprehensive Loss	19,061	12,603

Comprehensive Loss attributable to non-controlling interest	-	-
Comprehensive Loss attributable to FNEC Stockholders	19,061	12,603

The accompanying notes form an integral part of these consolidated interim financial statements.

FIRST NATIONAL ENERGY CORPORATION
(Formerly First National Power Corporation)
(A Development Stage Company)
Consolidated Interim Statements of Cash Flows
For the 6 month periods ended June 30, 2011 and 2010 and the cumulative period since inception
(Amounts expressed in US Dollars)

	Cumulative
	Since
	Inception	2011	2010

	$	$	$
CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	(767,626)	(26,351)	(16,261)
Adjustments for items not affecting cash
Shares issued for services rendered	347,210	-	-
Shares issued for debt forgiveness	(258,313)	-
Forgiveness of accounts payable and loans	(47,394)	-	-
Increase (decrease) in accounts payable	-	-	-
and accrued liabilities	34,999	17,731	(7,068)

Net cash used in operating activities	(691,124)	(8,620)	(23,329)

CASH FLOWS FROM FINANCING ACTIVITIES

Loan from Stockholders	301,708	-
Proceeds from issuance of capital stock	355,784	-	100,000
Acquisition of India technology license	(600,000)	-	(600,000)
Loan from Boreas Research Corporation, net	540,000		600,000
Proceeds of sale of non-controlling interest in subsidiary	100,000	-

Net cash provided by financing activities	697,492	-	100,000

NET INCREASE (DECREASE) IN CASH	6,368	(8,620)	76,671

Cash, beginning of period	-	14,988	36,730

CASH, END OF PERIOD	6,368	6,368	113,401

INCOME TAXES PAID	-	-	-

INTEREST PAID	3,226	-	-

The accompanying notes form an integral part of these consolidated interim financial statements.

FIRST NATIONAL ENERGY CORPORATION
(Formerly First National Power Corporation)
(A Development Stage Company)
Consolidated Interim Statements of Changes in Stockholders’ Equity (Deficiency)
For the period since inception to June 30, 2011
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

The accompanying notes form an integral part of these consolidated interim financial statements.

FIRST NATIONAL ENERGY CORPORATION
(Formerly First National Power Corporation)
(A Development Stage Company)
Consolidated Interim Statements of Changes in Stockholders’ Equity (Deficiency)
For the period since inception to June 30, 2011
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

The accompanying notes form an integral part of these consolidated interim financial statements.

FIRST NATIONAL ENERGY CORPORATION
(Formerly First National Power Corporation)
(A Development Stage Company)
Consolidated Interim Statements of Changes in Stockholders’ Equity (Deficiency)
For the period since inception to June 30, 2011
(Amounts expressed in US Dollars)

	Common stock - dollar amount at par value	Common stock - number of shares	Common stock subscribed	Additional paid-in capital	Deficit accumulated during the development stage	Total FNEC stockholders' equity (deficit	Non-controlling interests	Total stockholders' equity (deficit
	$		$	$	$	$	$	$

Issue shares bought under subscription	146	146,000	(146)			-		-
Net Loss for the Year					(30,760)	(30,760)		(30,760)

Balance as of December 31, 2007	76,424	76,422,760	-	320,937	(506,236)	(108,875)	-	(108,875)

Shares issued for services rendered	100	100,000		400		500		500
Net Loss for the year					(78,645)	(78,645)		(78,645)

Balance as of December 31, 2008	76,524	76,522,760	-	321,337	(584,881)	(187,020)	-	(187,020)

Reverse Stock split 1:100	(75,759)	(75,757,532)		75,759		-		-
Shares issued for services rendered	100	100,000		31,900		32,000		32,000
Purchase of SWEG license for shares	98,800	98,800,000		(98,700)		100		100
Net Loss for the Year					(81,131)	(81,131)		(81,131)

Balance as of December 31, 2009 (restated)	99,665	99,665,228	-	330,296	(666,012)	(236,051)	-	(236,051)

The accompanying notes form an integral part of these consolidated interim financial statements.

FIRST NATIONAL ENERGY CORPORATION
(Formerly First National Power Corporation)
(A Development Stage Company)
Consolidated Interim Statements of Changes in Stockholders’ Equity (Deficiency)
For the period since inception to June 30, 2011
(Amounts expressed in US Dollars)

	Common stock - dollar amount at par value	Common stock - number of shares	Common stock subscribed	Additional paid-in capital	Deficit accumulated during the development stage	Total FNEC stockholders' equity (deficit)	Non-controlling interests	Total stockholders' equity (deficit)

	$		$	$	$	$	$	$

Shares issued in exchange for debt forgiveness	100	100,000		258,213		258,313		258,313
Return of shares for cancellation	(296)	(296,400)		296				-
Shares issued for services rendered	296	296,400		14,524		14,820		14,820
Sale of non-controlling interest in subsidiary		100,000		99,900		99,900	100	100,000
Purchase of SWEG technology license				(599,900)		(599,900)		(599,900)
Net Loss for the Year					(75,237)	(75,237)	(26)	(75,263)

Balance as of December 31, 2010	99,765	99,865,228	-	103,329	(741,249)	(538,155)	74	(538,081)

Net Loss for the Period					(26,351)	(26,351)	0	(26,351)

Balance as of June 30, 2011	99,765	99,865,228	-	103,329	(767,600)	(564,507)	74	(564,433)

The accompanying notes form an integral part of these consolidated interim financial statements.

First National Energy Corporation
(Formerly First National Power Corporation)
(A Development Stage Company)
Condensed Notes to the Consolidated Interim Financial Statements
June 30, 2011 and 2010
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
June 30, 2011 and 2010
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

First National Energy Corporation
(Formerly First National Power Corporation)
(A Development Stage Company)
Condensed Notes to the Consolidated Interim Financial Statements
June 30, 2011 and 2010
(Amounts expressed in US Dollars)

2.        GOING CONCERN

The Company’s consolidated interim financial statements are prepared using accounting principles generally accepted in the United States of America and applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business.  However, the Company has not generated any revenues from its planned principal operations through June 30, 2011, has recorded losses since inception, has negative working capital, has yet to achieve profitable operations and expects further losses in the development of its business.  There can be no assurance that the Company will have adequate capital resources to fund planned operations or that any additional funds will be available to the Company when needed, or if available, will be available on favorable terms in the amounts required by the Company. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The consolidated interim financial statements do not include any adjustments that might result from this uncertainty.

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
June 30, 2011 and 2010
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

g)       Comprehensive Income (Loss)

Comprehensive income (loss) as defined includes all changes in equity (net assets) during a period from non-owner sources. Examples of items to be included in comprehensive income (loss), which are excluded from net income, include foreign currency translation adjustments and unrealized gains and losses on available-for-sale securities.  The Company does not have any items that affect comprehensive income (loss) since inception to June 30, 2011.

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
June 30, 2011 and 2010
(Amounts expressed in US Dollars)

j)         Development Stage Company

The Company complies with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 915 (SFAS 7) for its characterization of the Company as a development stage company.

4.       LICENSE FOR SWEG TECHNOLOGY
	2011			2010
	Cost	Accumulated Amortization	Net Book Value	Net Book Value

North American Technology License	$100	$-	$100	$100
Indian Technology License	100	-	100	100
	$200	$-	$200	$200

(see Notes 1 (b) and 1 (c))

5.        ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities are comprised of the following;

	2011	2010

Accrued Professional Fees	$31,000	$13,269

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
June 30, 2011 and 2010
(Amounts expressed in US Dollars)

7.        CAPITAL STOCK

a)        Authorized

300,000,000 Common shares with a par value of $0.001 per share

b)        Issued

99,865,228 Common shares (99,865,228 in 2010)

b)        Changes in Issued Share Capital

During the period, there were no changes to the issued share capital of the Company

8.        RELATED PARTY TRANSACTION

The Company’s majority owned subsidiary, Pavana Power Corporation, acquired a technology license to the SWEG technology for the Republic of India from Boreas Research Corporation, a company related by virtue of common control. (see Note  1(c)). Pavana agreed to pay $600,000 to acquire the license to the SWEG technology for the territory of the Republic of India. During 2010, Pavana paid $60,000 and as at June 30, 2011, there is a remaining debt of $540,000 owing to Boreas Research Corporation.

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
June 30, 2011 and 2010
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

At June 30, 2011 and 2010, there were no financial instruments that require classification to Levels 1,2 or 3. The carrying values of cash, accounts payable and accrued liabilities and loans from stockholder approximate their fair values due to the relatively short term maturities of these financial instruments.

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

For the 6-month period ended June 30, 2011, the Company spent $88 on Research and Development activities. For the 6-month period ended June 30, 2010, the Company spent $-0- on Research and Development activities.

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

ITEM 2B.  UNRESOLVED STAFF COMMENTS.

The Registrant received comments from the Division of Corporation Finance of the SEC dated November 16, 2010, and again on February 18, 2011, pertaining to the Forms 10-K and 10-Q filed by the Registrant for fiscal 2009 and subsequent periods.  The Registrant is endeavoring to resolve each such comment by, among other things, filing an amended annual report and preparing amendments of each subsequent quarterly report on Form 10-Q.  The issues embodied in the comments are in three principal areas: (1) disclosures according to applicable regulations; (2) valuation of technology assets acquired by the Registrant and its subsidiary, Pavana Power Corporation; and (3) the accounting treatment of the Registrant's 2009 technology acquisition.  The Registrant is endeavoring to revise its reporting procedures to ensure that all quarterly and annual reports comply with applicable disclosure regulations.  The Registrant has restated its financial 2009 results in this annual report to substantially reduce the carrying value of its acquired technology assets.  The Registrant is in continuing discussions with the Division of Corporation Finance staff of the SEC concerning the correct accounting treatment of its 2009 technology acquisition from Boreas Research Corporation, and has amended certain of its prior annual and quarterly reports to give effect to the resulting from such discussions.

Results of Operations

Six Months Ended June 30, 2011, compared to the Six Months Ended June 30, 2010

Assets

Licensed technology assets, valued at a nominal $200 are more particularly described in Note 1 (b) and 1 (c) of the accompanying consolidated interim financial statements.

Revenues

The Company did not generate any operating revenues in the six months ended June 30, 2011 or in the six months ended June 30, 2010.

Costs and Expenses

General and Administrative

General and administrative expenses increased to $24,545 during the six months ended June 30, 2011, as compared to $16,278 during the comparable period in 2010. This increase was primarily due to a difference in the additional filing fees relating to a restatement of the 2009 annual results.

Liquidity and Capital Resources

Cash and cash equivalents were $6,368 at June 30, 2011, compared to $113,401 at June 30, 2010.

The Company is a development stage company and has not generated any operating revenues as of June 30, 2011. In addition, the Company will continue to incur net losses and cash flow deficiencies from operating activities for the foreseeable future.

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

Net cash used in operating activities was ($8,620) for the six months ended June 30, 2011 as compared to ($76,671) during the comparable period in 2010. The decrease in net cash used in operations was primarily due to a difference in professional fees paid during the period.

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK. (Not applicable)

ITEM 4.     CONTROLS AND PROCEDURES.

As of June 30, 2011, the Registrant carried out an evaluation of the effectiveness of the Registrant’s disclosure controls and procedures (as defined by Rule 13a-15(e) under the Securities Exchange Act of 1934) under the supervision and with the participation of the Registrant’s chief executive and chief financial officer. Based on and as of the date of such evaluation, the aforementioned officer has concluded that the Registrant’s disclosure controls and procedures were not effective.

The Registrant also maintains a system of internal accounting controls that is designed to provide assurance that assets are safeguarded and that transactions are executed in accordance with management’s authorization and properly recorded. This system is continually reviewed and is augmented by written policies and procedures, the careful selection and training of qualified personnel and an internal audit program to monitor its effectiveness. During the interim period ended June 30, 2011, there were no changes to this system of internal controls or in other factors that could significantly affect those controls.

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

ITEM 5.     OTHER INFORMATION.

(Not Applicable)

ITEM 6.     EXHIBITS.

Exhibit No.	Document

31.1*	Sect. 302 Certification Statement of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Sect. 302 Certification Statement of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Sect. 906 Certification Statement of the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act Of 2002

32.2*	Sect. 906 Certification Statement of the Principal Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act Of 2002

* Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST NATIONAL ENERGY CORPORATION

Dated: August 18, 2011	By:	/s/ Gregory Sheller
Gregory Sheller,
Chief Executive Officer