Form 10-K
period 2011-12-31
First National Energy Corp.
filed 2012-03-16
CIK 1142129

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2011

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

The aggregate market value of the voting and non-voting common equity of the registrant held by non-affiliates of the Registrant was $10,281,246, with reference to the price at which the common equity was last sold as of June 30, 2011, the last business day of the Registrant’s most recently completed second fiscal quarter. Solely for the purpose of this computation, it has been assumed that executive officers and directors of the Registrant are “affiliates”.

The number of shares of the registrant's common stock outstanding on February 28, 2012, was 99,765,228.

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

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Some of the statements contained in this Annual Report that are not historical facts are forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”). We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 21E of the Exchange Act. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date this Annual Report is filed with the SEC. All statements other than statements of historical fact are statements that could be deemed forward-looking statements, including statements regarding: projections of revenue, profit margins, expenses, tax provisions and tax rates, earnings or losses from operations, impact of foreign exchange rates, cash flows, pension and benefit obligations and funding requirements, synergies or other financial items; plans, strategies and objectives of management for future operations including statements relating to potential acquisitions, compensation plans, purchase commitments; developments, performance or industry or market rankings relating to products or services; future economic conditions or performance; the outcome of outstanding claims or legal; potential gains and recoveries of costs; assumptions underlying any of the foregoing; and any other statements that address activities, events or developments that we intend, expect, project, believe or anticipate will or may occur in the future. Forward-looking statements may be characterized by terminology such as “believe,” “anticipate,” “should,” “would,” “intend,” “plan,” “will,” “expect,” “estimate,” “project,” “positioned,” “strategy,” and similar expressions. These statements are based on assumptions and assessments made by our management in light of their experience and perception of historical trends, current conditions, expected future developments and other factors we believe to be appropriate. These forward-looking statements are subject to a number of risks and uncertainties, including but not limited to the following:

•	risks associated with our international operations;

•	significant movements in foreign currency exchange rates;

•	changes in the general economy, including the current global economic downturn, as well as the cyclical nature of global alternative energy markets;

•	availability and cost of raw materials, parts and components that may be used in our products;

•	the competitive environment in our industry;

•	our ability to identify, finance, acquire and successfully integrate attractive installation targets;

•	our ability to manage and grow our business and the execution of our business and growth strategies;

•	loss of key management;

•	our ability and the ability of our strategic partners to access required capital at a reasonable cost;

•	our ability to expand our business in our targeted markets;

•	our financial performance;

•	our ability to identify, address and remediate any material weaknesses in our internal control over financial reporting; and

•	other risks and factors, listed in Item 1A. Risk Factors in Part I of this Form 10-K.

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

The publicly announced licensed proprietary supplemental wind generation devices of the Registrant are the subject of continuing research and development efforts by the Registrant in conjunction with the licensor, with the object of achieving optimum performance, facilitating large scale manufacturing at multiple locations, and protecting the Registrant's unique product designs.

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

Research and development activities for the fiscal year ending December 31, 2010 incurred expenses of $45,236; such activities for the fiscal year ending December 31, 2011 are included in general and administrative expenses of $81,136, as such activities were carried out by the Registrant's management.

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

An investment in our common stock involves a high degree of risk. You should carefully consider the risks and uncertainties described below, together with the information included elsewhere in this Annual Report on Form 10-K and other documents we file with the SEC. If any of the following risks actually occur, our business, financial condition or operating results could suffer. As a result, the trading price of our common stock could decline and you could lose all or part of your investment in our common stock. The risks and uncertainties described below are those that we have identified as material, but are not the only risks and uncertainties facing us and we caution that this list of risk factors may not be exhaustive. Our business is also subject to general risks and uncertainties that affect many other companies, such as overall U.S. and non-U.S. economic and industry conditions, a global economic slowdown, geopolitical events, changes in laws or accounting rules, fluctuations in interest rates, terrorism, international conflicts, natural disasters or other disruptions of expected economic or business conditions. We operate in a continually changing business environment, and new risk factors emerge from time to time which we cannot predict. Additional risks and uncertainties not currently known to us or that we currently believe are immaterial also may impair our business, including our results of operations, liquidity and financial condition.

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

FIRST NATIONAL ENERGY CORPORATION HAS INCURRED OPERATING LOSSES SINCE INCEPTION.

Since its inception in 2000, the Company has incurred losses every quarter. The extent of the Company’s future operating losses and the timing of profitability are highly uncertain, and it may never achieve or sustain profitability.  The Company has incurred a net loss for the twelve months ended December 31, 2011 of ($60,242).  At December 31, 2011, the Company had an accumulated deficit of ($801,481). The Company anticipates that it will continue to incur operating losses for the foreseeable future and it is possible that the Company will never generate substantial revenues from its products.

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

The Company believes that its current cash will not be sufficient to meet projected operating requirements for at least the next 3 months and it is therefore necessary that the Company will need to seek additional funds from public and/or private stock offerings, borrowings under credit lines or other sources. The Company’s capital requirements will depend on many factors, including:

●	the costs required to develop its manufacturing processes;
●	the revenues generated by products that it manufactures;
●	the revenues generated by products that it manufactures;
●	the revenues generated by products that it manufactures;
●	the expenses it incurs in manufacturing and placing its products;
●	the costs associated with any expansion of its business;
●	the costs associated with capital expenditures; and
●	the number and timing of any acquisitions or other strategic transactions.

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

RISKS RELATED TO CAPITAL STRUCTURE

THERE IS NO ASSURANCE OF AN ESTABLISHED PUBLIC TRADING MARKET.

Although the Company's common stock is quoted on the “OTC Pink Sheets”, a regular trading market for the securities may not be sustained in the future. The OTC Pink Sheets is an inter-dealer, over-the-counter market that provides significantly less liquidity than other exchanges. Quotes for stocks included on the OTC Pink Sheets are not listed in the financial sections of newspapers as are those for other major exchanges. Therefore, prices for securities traded solely on the OTC Pink Sheets may be difficult to obtain and holders of common stock may be unable to resell their securities at or near their original offering price or at any price. Market prices for the Company's common stock will be influenced by a number of factors, including:

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

AS A RESULT OF THE COMPANY’S TECHNOLOGY LICENSE TRANSACTION, THE PRINCIPAL SHAREHOLDERS OF THE LICENSOR HAVE SIGNIFICANT INFLUENCE OVER THE COMPANY.

The officers, directors and insiders of the Company beneficially own, in the aggregate, 86.4% of the Company's outstanding voting stock. As a result, the principal shareholders of Boreas Research Corporation, the Company’s technology licensor, possess significant influence over the Company, giving them the ability, among other things, to elect a majority of the Company's Board of Directors and to approve significant corporate transactions. Such stock ownership and control may also have the effect of delaying or preventing a future change in control of the Company, impeding an acquisition, consolidation, takeover or other business combination or discourage a potential acquirer from making a tender offer or otherwise attempting to obtain control of the Company.

THE COMPANY DOES NOT FORESEE PAYING CASH DIVIDENDS IN THE FORESEEABLE FUTURE.

We currently intend to retain our future earnings to support operations and to finance expansion and, therefore, we do not anticipate paying any cash dividends on our common stock in the foreseeable future.  The Company has not paid any dividends since its inception.

ANTICIPATED LIQUIDITY AND CAPITAL RESOURCES.

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

RISKS RELATED TO WIND ENERGY INDUSTRY

We have a limited operating history and we have not demonstrated that we can develop, market, install and manage our licensed supplemental energy generating systems on any scale.

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

The governments of the United States and Canada may not extend or may decrease existing tax incentives for renewable energy, including wind energy, which would have an adverse impact on our development strategy, since the uncertainty surrounding the federal tax incentives will result in fewer projects being financed and built in the near future.

Tax incentives applicable to the wind energy industry currently in effect include the production tax credit (“PTC”) and accelerated tax depreciation for certain assets of wind farms. The current version of the PTC provides the owner of a wind turbine with a credit against its federal income tax obligations based on the amount of electricity generated by the wind turbine. The PTC provides a 2.1 cent per kilowatt-hour corporate income tax credit for electricity generated by qualified energy projects, available during the first 10 years of a project’s operation. The PTC was most recently extended under the American Recovery and Reinvestment Act of 2009, but is set to expire at the end of 2012. The accelerated depreciation for certain assets of wind farms provides for a five-year depreciable life for these assets, rather than the 15 to 25 year depreciable lives of many non-renewable energy assets. We cannot assure you that the tax laws providing for accelerated depreciation of wind farm assets will not be modified, amended or repealed in the future. If the current tax incentives are not extended or renewed, or are extended or renewed at a lower rate, financing options for wind farms may be reduced and development plans for additional wind farms could be adversely affected, thereby severely restricting the number of potential sites for the Company’s products.

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

The Registrant received comments from the Division of Corporation Finance of the SEC dated November 16, 2010, and again on February 18, 2011, pertaining to the Forms 10-K and 10-Q filed by the Registrant for fiscal 2009 and subsequent periods.  The Registrant has endeavored to resolve each such comment by, among other things, filing an amended annual report and amendments of each subsequent quarterly report on Form 10-Q.  The issues embodied in the comments are in three principal areas: (1) disclosures according to applicable regulations; (2) valuation of technology assets acquired by the Registrant and its subsidiary, Pavana Power Corporation; and (3) the accounting treatment of the Registrant's 2009 technology acquisition.  The Registrant has revised its reporting procedures to ensure that all quarterly and annual reports comply with applicable disclosure regulations.  The Registrant restated its financial 2009 results in its 2010 annual report to substantially reduce the carrying value of its acquired technology assets, and has continued those adjustments to the present.  The Registrant has yet to follow up with the Division of Corporation Finance staff of the SEC to confirm that the actions it has taken adequately address all such comments.  At such time as the Registrant has received such confirmation, it will amend this annual report to reflect any adjustments to the within and foregoing statements resulting from such confirmation.

ITEM 2.	PROPERTIES.

The Registrant maintains office space in Sarasota, Florida, at minimal cost. It currently does not own any equipment at that location.

ITEM 3.	LEGAL PROCEEDINGS.

The Registrant is not a party to any pending or threatened legal proceedings.

PART II

ITEM 5.	MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information.

Our common stock is quoted on the Over the Counter Pink Sheets (the “OTC Pink sheets”) under the symbol “FNEC”. The following table sets forth the high and low bid quotations for our common stock for each quarter during the past two fiscal years as reported by the OTC Pink Sheets; our common stock only traded sporadically during these periods. The below quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions:

Year ended December 31, 2011	High	Low
4th quarter, ended December 31, 2011	$0.65	$0.51
3rd quarter, ended September 30, 2011	$0.75	$0.65
2nd quarter, ended June 30, 2011	$1.00	$.05
1st quarter, ended March 31, 2011	$.05	$.05

Year ended December 31, 2010
4th quarter, ended December 31, 2010	$.05	$.05
3rd quarter, ended September 30, 2010	$.51	$.05
2nd quarter, ended June 30, 2010	$1.01	$0.04
1st quarter, ended March 31, 2010	$1.01	$0.04

Holders.

At December 31, 2011, there were approximately 549 holders of the Registrant's common stock.

Dividend Policy.

As of December 31, 2011, the Registrant has not paid any dividends to its shareholders and does not intend to pay dividends to its shareholders in the foreseeable future.  However, there are no restrictions which would limit the ability of the Registrant to pay dividends in the future.

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

(b) Report of Offering of Securities and Use of Proceeds Therefrom.

Not Applicable.

(c) Purchases of Equity Securities by the Issuer and Affiliated Purchasers.

None.

Sales of Unregistered Securities

On March 31, 2010, the Registrant’s wholly-owned subsidiary, Pavana Power Corporation, issued 100,000 shares as part of a private placement to an arm’s length third party, in exchange for $100,000. The value per share was $1.00. Each share also carried a common stock purchase warrant for the purchase of 1 (one) additional share at a price of $.50. The warrants expired without being exercised on March 31, 2011.

On September 20, 2010, the Registrant issued 296,400 restricted common shares to a director for services to be performed on behalf of the Registrant.

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

Plan of Operation in the Next Twelve Months

Product Development

Subject to our financial constraints, we intend to continue working with Boreas Research Corporation to finalize the development of a commercial version of our licensed technology product, and internally, to refine our approach to the North American market. Our focus is on developing a single product line of the Supplementary Wind Energy Generation Unit, and to bundle it with other services including installation and maintenance, to make the acquisition of the bundle more attractive than just an additional source of revenue.

We believe that there is currently no or limited competition in the markets we plan to pursue, and there is an increasing demand due to the rising levels of installed wind energy capacity.

We will strive to achieve rapid growth through strategic alliances with existing wind energy service providers, with a view to bundling our products with products and services already being provided to existing wind energy facilities by such potential strategic partners.

Locate Suitable Administrative and Assembly Facilities

We plan to move to a suitable facility in order to accommodate our operations and plans for expansion.  We are currently seeking office and assembly/test space where we can perform testing and final assembly of our supplemental wind energy systems. Our site selection criteria will include available tax credits and incentives.

We expect to rely on outside manufacturing partners for the manufacturing of all key system components.  We plan to then perform final assembly, test, and packaging internally at our facilities. No one manufacturing partner will provide all components, thus allowing us to better ensure our protection of our intellectual property and trade secrets.  With sufficient capital we will create a highly efficient assembly facility with sufficient space to accommodate our expansion plans. Over time, our cost of manufacturing should decrease drastically as we utilize common processes and suppliers. We will implement a quality assurance program and promote communication with design engineers to identify possible enhancements of our products as the manufacturing process evolves.

We further believe that with higher volume, better purchasing, and improved manufacturing outsourcing, we could significantly reduce our anticipated cost of goods. We view continuous improvement in quality and cost as a key priority for long term success.

Sales and Distribution Strategy

Our goal is for our supplemental wind energy systems to become leading products in the wind power marketplace in North America. In order to achieve our goal, we intend to increase awareness of our products with potential customers, who we anticipate will primarily be those who operate or are planning the development of significant wind energy resources.  We expect that large industry participants will be a significant market.

We intend to retain ownership of our installed products, dividing the energy output with the host facility in return for permission to locate our turbine assemblies on their sites and sell the power produced by our assemblies through the host’s interconnection and sale arrangements with transmission providers and power purchasers.  However, we may also seek counterparties that for sale-leasebacks of the SWEG units, thereby enabling the counterparty to take advantage of any government incentives for investments in green energy products.

Our goal is to produce and ship 25 supplemental wind energy systems during the fiscal year ending December 31, 2012. At present we expect that it will take us approximately 8 weeks to build and ship a system after our design and specifications are finalized.  Our goal is to reduce this time to 3 weeks from contract to installation.

North America

North American revenues will benefit from any extension and/or introductions of incentive programs, and also as the result of higher energy costs. With a high-quality line of wind turbine assemblies and an aggressive program of industry affiliations and promotion, we hope to establish and then expand a North American network of revenue producing locations. This strategy offers the potential for rapid revenue growth with strategic partners which have well-established relationships with potential customers.

We intend to promote brand name recognition for our products in the industry. Initial advertising may occur through industry publications and attendance at targeted trade shows. We hope to impart the message that our supplemental wind energy systems provide stable and reliable outputs, particularly if bundled with high quality maintenance and repair services.

Strategic partners are an important aspect of our contemplated sales and distribution strategy.  Potential partners include companies that build and maintain large-scale wind energy farms throughout North America, who provide a vital link to potential end users of renewable energy equipment and are well placed to recommend our products, particularly if bundled with services already being provided by such partners to such end users.

We have identified several potential strategic partners that are interested in adding the marketing and possible bundling of our supplemental wind energy systems to their operations.

Sales Personnel

At present our sales staff consists of our management.  With the necessary capital, we will hire additional employees over the next twelve months, including a management level operations director.

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

*	Developing and testing our company website over the next twelve months will cost approximately $2,000.

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

Results of Operations for the Years Ended December 31, 2011 and December 31, 2010

We only acquired the assets that comprise our current business on May 25, 2009.  Therefore, the following financial information is of limited value in evaluating our history and prospects.

Income. We recorded $-0- in revenues for the year ended December 31, 2011, compared with $-0- in revenues for the year ended December 31, 2010.

Operating Expenses. Operating expenses were $60,242 for the year ended December 31, 2011, compared to $75,263 for the year ended December 31, 2010. The largest components of expense items for each of the last two fiscal years were general and administrative expenses of $60,242 and $60,463 for the years ending December 31, 2011 and December 31, 2010, respectively.

Development Costs.

As more particularly described in Note 3(c) of the accompanying financial statements, the Company is expensing development costs, rather than capitalizing them, until the Company has a reasonable expectation of revenues.  This resulted in an expense for the years ending December 31, 2011 and December 31, 2010 of $-0- and $-0, respectively.

Net Loss.   The Company recorded a net loss and comprehensive loss of $60,242 for the year ended December 31, 2011, compared to $75,263 for the year ended December 31, 2010.

Liquidity and Capital Resources

At December 31, 2011, the Company had $4,563 in current assets and $603,086 in current liabilities, resulting in a working capital deficit of $(598,523).  At December 31, 2010, the Company had $14,988 in current assets and $553,269 in current liabilities, resulting in a working capital deficit of ($538,281).

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

We have adopted a plan to distribute all our shares of Pavana Power Corporation to our stockholders upon completion of a pending registration statement covering the common shares of the subsidiary to be distributed to our stockholders.

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

Cash Flows from Operating Activities

Net cash used in operating activities was $10,425 for the twelve months ended December 31, 2011, compared to $320,055 for the twelve months ending December 31, 2010.

Cash Flows from Financing Activities

Cash provided by financing activities amounted to $-0- for the twelve months ended December 31, 2011, compared to $298,313 for the twelve months ended December 31, 2010.

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

The Registrant has incurred net losses: ($60,242) for the fiscal year ended December 31, 2011 and ($75,263) for the fiscal year ended December 31, 2010.  At December 31, 2011, the Registrant had an accumulated deficit of ($801,481). This raises substantial doubt about the Registrant's ability to continue as a going concern.

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

If funding is insufficient at any time in the future, the Registrant may not be able to take advantage of business opportunities or respond to competitive pressures, or may be required to reduce the scope of its planned product development and marketing efforts, any of which could have a negative impact on its business, operating results and financial condition. In addition, insufficient funding may have a material adverse effect on the Registrant's financial condition, which could require the Registrant to:

●	curtail operations significantly;

●	sell significant assets;

●	seek arrangements with strategic partners or other parties that may require the Registrant to relinquish significant rights to products, technologies or markets; or

●	explore other strategic alternatives including a merger or sale of the Registrant.

To the extent that the Registrant raises capital through the sale of equity or convertible debt securities, the issuance of such securities will result in dilution to existing stockholders. If additional funds are raised through the issuance of debt securities, these securities may have rights, preferences and privileges senior to holders of common stock and the terms of such debt could impose restrictions on the Registrant's operations. Regardless of whether the Registrant's cash assets prove to be inadequate to meet the Registrant's operational needs, the Registrant may seek to compensate service providers with stock issuances in lieu of cash, which will also result in dilution to existing shareholders.

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

(H)  NO ASSURANCE OF CONTINUED PUBLIC TRADING MARKET AND RISK OF LOW PRICED SECURITIES MAY AFFECT MARKET VALUE OF REGISTRANT'S STOCK.

There has been only a limited public market for the common stock of the Registrant. The common stock of the Registrant is currently quoted on the Over-The-Counter Pink Sheets. As a result, an investor may find it difficult to dispose of, or to obtain accurate quotations as to the market value of the Registrant's securities. In addition, the common stock is subject to the low-priced security or so called "penny stock" rules that impose additional sales practice requirements on broker-dealers who sell such securities. The Securities Enforcement and Penny Stock Reform Act of 1990 requires additional disclosure in connection with any trades involving a stock defined as a penny stock (generally, according to regulations adopted by the Securities and Exchange Commission, any equity security that has a market price of less than $5.00 per share, subject to certain exceptions), including the delivery, prior to any penny stock transaction, of a disclosure schedule explaining the penny stock market and the risks associated therewith. The regulations governing low-priced or penny stocks sometimes limit the ability of broker-dealers to sell the Registrant's common stock and thus, ultimately, the ability of the investors to sell their securities in the secondary market.

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

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Financial statements as of and for the year ended December 31, 2011, and for the year ended December 31, 2010, are presented in a separate section of this report following Item 14.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES.

None

ITEM 9A.	CONTROLS AND PROCEDURES.

As of December 31, 2011, the Registrant carried out an evaluation of the effectiveness of the Registrant’s disclosure controls and procedures (as defined by Rule 13a-15(e) under the Securities Exchange Act of 1934) under the supervision and with the participation of the Chief Financial Officer. Based on and as of the date of such evaluation, the aforementioned officers have concluded that the Registrant’s disclosure controls and procedures were not effective, due to a material weakness in our internal control over financial reporting, consisting of inadequate staffing within the accounting operations by employees who are responsible for accounting functions which prevents us from segregating duties within our internal control system. The inadequate segregation of duties is a weakness because it could lead to the untimely identification and resolution of accounting and disclosure matters or could lead to a failure to perform timely and effective reviews.

The Registrant also maintains a system of internal accounting controls that is designed to provide assurance that assets are safeguarded and that transactions are executed in accordance with management’s authorization and properly recorded. This system is continually reviewed and is augmented by written policies and procedures, the careful selection and training of qualified personnel and an internal audit program to monitor its effectiveness. During the fiscal year ended December 31, 2011, there were no changes to this system of internal controls or in other factors that could significantly affect those controls.

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

In connection with the preparation of this Annual Report on Form 10-K for the year ended December 31, 2011, management, with the participation of our Chief Financial Officer, has evaluated the effectiveness of our internal controls over financial reporting, pursuant to Rule 13a-15 under the Exchange Act. Management conducted its evaluation of the Registrant’s internal control over financial reporting based on the framework in Internal Control – Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In the course of making our assessment of the effectiveness of internal controls over financial reporting, we identified one material weakness in our internal control over financial reporting. This material weakness consisted of inadequate staffing within the accounting operations of our company. The small number of employees who are responsible for accounting functions (more specifically, one) prevents us from segregating duties within our internal control system. The inadequate segregation of duties is a weakness because it could lead to the untimely identification and resolution of accounting and disclosure matters or could lead to a failure to perform timely and effective reviews. There were no changes in our internal controls over financial reporting that occurred during the year ended December 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

GREGORY SHELLER - Director, Chairman of the Board of Directors, Chief Executive Officer and President of the Company.   Age 52, is and for the past five years has been principally employed as a real estate consultant with Re/Max Alliance Group, a real estate firm headquartered in Sarasota, Florida.

Mr. Sheller's education and work experience qualify him to serve as a director and officer of the Company.

PETER WANNER - Director, Treasurer, and Chief Financial Officer.

Mr. Wanner, age 59, is a qualified accountant certified in Canada and Ontario and for the past 21 years has served as a business consultant to start-up companies, as well as companies in refinancing and turnaround. He also has 30 years of experience in financing accounting, including 2 years in public accounting as well as international experience working in Mexico, United Kingdom and United States. Mr. Wanner has served as a director since May 4, 2004.  The term of office for any director is for a period of one year, or until the next annual meeting (or special meeting in lieu of an annual) of the shareholders. Mr. Wanner has served as a director and officer of the Company since May 4, 2004.

Mr. Wanner's education and accounting and work experience qualify him to serve as a director and officer of the Company.

GIANNI CAPUTO - Director, Vice President and Secretary of the Company.

For the past 5 years, Mr. Caputo, age 31, has served as Project and Kiosk Integration Manager of Aareas Interative, Inc. (www.aareas.com), a developer of technologies for real estate sales and marketing serving the building industry in the United States and Canada with annual revenues of approximately $4 million.  Mr. Caputo supervises 17 Aareas employees. Mr. Caputo has served as a director and officer of the Company since May 25, 2009.

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

The Board of Directors includes Gregory Sheller, Peter Wanner, and Gianni Caputo. Mr Sheller and Peter Wanner are members of the Registrant’s audit committee.

Compliance with Section 16(a) of the Exchange Act.

As of the date of filing this report, the Registrant is not aware of any person who, at any time during the year ended December 31, 2011, was a director, officer, beneficial owner of more than ten percent of any class of equity securities of the registrant that failed to file on a timely basis reports required by Section 16(a) during the most recent fiscal year or prior years.

Code of Ethics

The Registrant has adopted a Code of Business Conduct and Ethics, which is set out in full as Exhibit 14 of this annual report and will also be posted on the Registrant’s website.

ITEM 11.	EXECUTIVE COMPENSATION.

Executive officers and directors of the Registrant do not currently receive and are not accruing any compensation:

SUMMARY COMPENSATION TABLE

Name and principal position	Year	Salary	Bonus	Stock awards	Option awards	Nonequity incentive plan compensation	Nonqualified deferred compensation earnings	All other compensation	Total
		($)	($)	($)	($)	($)	($)	($)	($)
Gregory Sheller,	2011	$0	$0	$0	$0	$0	$0	$0	$0
President CEO	2010

Peter Wanner,	2011	$0	$0	$0	$0	$0	$0	$0	$0
Chief Financial Officer	2010	$0	$0	$0	$0	$0	$0	$0	$0

Gianni Caputo,	2011	$0	$0	$0	$0	$0	$0	$0	$0
Vice President	2010	$0	$0	$0	$0	$0	$0	$0	$0

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

The following table sets forth information regarding the beneficial ownership of shares of the Registrant's common stock as of December 31, 2011 (99,765,228 common shares issued and outstanding) by (i) all stockholders known to the Registrant to be beneficial owners of more than 5% of the outstanding common stock; and (ii) all officers and directors of the Registrant, individually and as a group (each person has sole voting power and sole dispositive power as to all of the shares shown as beneficially owned by them):

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership(1)	Percent of Class
Common	Lubi Enterprises Inc.(2) 2000 Webber Street Sarasota, Florida 34239	85,462,000	85.66%
Common	Gregory Sheller 2000 Webber Street Sarasota FL 34239	296,400	0.3%
Common	Gianni Caputo 2000 Webber Street Sarasota FL 34239	298,500	0.3%
Common	Peter Wanner, 44 Greystone Crescent, Georgetown, ON Canada L7G1 G9	165,000	0.17%
Common	Directors and officers as a group	759,900	0.76%

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

(2) Lubi Enterprises Inc. was incorporated and is beneficially owned and controlled by Mr. Frank Cavicchia, of the same address.

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

2011:	$18,450
2010:	$15,750

(2)           Audit-Related Fees:  Aggregate fees billed in each of the last two (2) fiscal years for assurance and related services by the principal accountant that are reasonably related to the performance of the audit or review of the financial statements and are not reported previously.

2011:	$0
2010:	$0

(3)           Tax Fees:  Aggregate fees billed in each of the last two (2) fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning.

2011:	$0
2010:	$0

(4)           All Other Fees:  Aggregate fees billed in each of the last two (2) fiscal years for products and services provided by the principal accountant, other than the services previously reported.

2011:	$0
2010:	$0

(5)           Audit Committee Pre-Approval Procedures.

Under the Sarbanes-Oxley Act of 2002, the Registrant's Audit Committee is responsible for the appointment, compensation and oversight of the work of the independent auditor.  As part of this responsibility, the Audit Committee is required to pre-approve audit and non-audit services provided by the independent auditor in order to ensure the services do not impair the auditor's independence.  The Securities and Exchange Commission (SEC) has issued rules specifying the types of services that an independent auditor may not provide to its audit client, as well as the Audit Committee's responsibility for administering the engagement of the independent auditor, including pre-approval of fees.  Accordingly, the Registrant's Audit Committee has adopted a Pre-approval Policy and Procedure for Audit, Audit-Related, and Tax services which sets forth procedures and conditions whereby all permissible services provided by the independent auditor will be pre-approved. Under this approach, an annual program of work will be approved for each of the following categories of services: Audit, Audit-related, and Tax.  Engagement-by-engagement pre-approval will not be required, except for exceptional or ad hoc incremental engagements with fees resulting in the fee category exceeding the aggregate pre-approved program of work for that category.  In general, a work program for each category of services can be supplemented with additional pre-approved amounts after appropriate review of the additional services with the Audit Committee.  The Audit Committee may consider specific engagements in the All Other Services category on an engagement-by-engagement basis. For all services obtained from the independent auditor, the Audit Committee will consider whether such services are consistent with the SEC's rules on auditor independence.  The Audit Committee will consider the level of Audit and Audit-related fees in relation to all other fees obtained from the independent auditor, and will review such level each year.

(6)           Not applicable.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a)	The following documents are filed as part of this report:

Report of Independent Registered Public Accounting Firm;
Consolidated Financial Statements covered by the Report of Independent Registered Public Accounting Firm;
Consolidated Balance Sheets as of December 31, 2011 and 2010;
Consolidated Statements of Operations and Comprehensive Loss for the Years ended December 31, 2011 and 2010;
Consolidated Statements of Stockholders’ Equity (Deficiency) for the years ended December 31, 2011 and 2010;
Consolidated Statements of Cash Flows for the years ended December 31, 2011 and 2010; and
Notes to Consolidated Financial Statements for the years ended December 31, 2011 and 2010.

(b)	Exhibits included or incorporated by reference herein are set forth in the following Exhibit Index. Exhibits referred to as "Previously Filed" are incorporated herein by reference.

Exhibit No.	Document	Location
3.1	Articles of Incorporation	Previously Filed
3.2	Bylaws	Previously Filed
4.1	S-8 Registration Filed 02/25/2005	Previously Filed
4.2	S-8 Registration Filed 04/11/2005	Previously Filed
14	Code of Business Conduct and Ethics	Included
19	DEF 14-C Information Statement	Previously Filed
21	Subsidiaries of the Registrant	Included
31.1	Sect. 302 Certification	Included
31.2	Sect. 302 Certification	Included
32.1	Sect. 906 Certification	Included
32.2	Sect. 906 Certification	Included

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act, the registrant has duly caused this annual report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

Registrant:	FIRST NATIONAL ENERGY CORPORATION

Date: March 16, 2012	By:	/s/ Gregory Sheller
Gregory Sheller
Gregory Sheller
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: March 16, 2012	By:	/s/ Gregory Sheller
Gregory Sheller
Chief Executive Officer

Date: March 16, 2012	By:	/s/ Peter Wanner
Peter Wanner
Chief Financial Officer

First National Energy Corporation

(Formerly First National Power Corporation)

(A Development Stage Company)

Consolidated Financial Statements

December 31, 2011 and 2010

(Amounts expressed in US Dollars)

Index

Report of Independent Registered Public Accounting Firm	1

Consolidated Balance Sheets as at December 31, 2011 and 2010	2

Consolidated Statements of Operations and Comprehensive Loss for the years ended December 31, 2011 and 2010 and for the cumulative period since inception	3

Consolidated Statements of Cash Flows for the years ended December 31, 2011 and 2010 and for the cumulative period since inception	4

Consolidated Statements of Stockholders’ Equity (Deficiency) for the years ended December 31, 2011 and 2010 and for the period since inception	5 - 8

Notes to Consolidated Financial Statements	9 - 21

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
First National Energy Corporation
(Formerly First National Power Corporation)
(A Development Stage Company)

We have audited the accompanying consolidated balance sheets of First National Energy Corporation (formerly First National Power Corporation) (A Development Stage Company) as at December 31, 2011 and 2010 and the related consolidated statements of operations and comprehensive loss, stockholders’ deficiency and cash flows for the years ended December 31, 2011 and 2010 and for the period November 16, 2000 (date of inception) to December 31, 2011. These consolidated financial statements are the responsibility of the Company’s management. We did not audit the financial statements of the Company from November 16, 2000 (date of inception) to December 31, 2003. Those statements were audited by another auditor whose report has been furnished to us, and our opinion, insofar as it relates to the cumulative financial information from November 16, 2000 (date of inception) to December 31, 2003, is based solely on the report of the other auditor. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of First National Energy Corporation (formerly first National Power Corporation) as at December 31, 2011 and 2010 and the results of its operations and its cash flows for the years ended December 31, 2011 and 2010 and for the period from November 16, 2000 (date of inception) to December 31, 2011 in conformity with US generally accepted accounting principles.
The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in note 2 to the consolidated financial statements, the Company is in the development stage, has a working capital deficiency, has yet to achieve profitable operations, has accumulated losses since its inception and expects to incur further losses in the development of its business. These conditions raise substantial doubt about the Company’s ability to continue as going concern. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

“SCHWARTZ LEVITSKY FELDMAN LLP”

Toronto, Ontario, Canada March 15, 2012	Chartered Accountants Licensed Public Accountants 2300 Yonge Street, Suite 1500 Toronto, Ontario M4P 1E4 Tel: 416 785 5353 Fax: 416 785 5663

FIRST NATIONAL ENERGY CORPORATION
(Formerly First National Power Corporation)
(A Development Stage Company)
Consolidated Balance Sheets
As of December 31, 2011 and 2010
(Amounts expressed in US Dollars)

	December 31 2011	December 31 2010

	$	$
ASSETS
CURRENT ASSET
Cash	4,563	14,988

LONG TERM ASSET
License for SWEG technology (Note 4)	200	200

TOTAL ASSETS	4,763	15,188

LIABILITIES
CURRENT LIABILITIES
Accounts payable and accrued liabilities (Note 5)	63,086	13,269
Loan payable to Boreas Research Corporation (Note 6)	540,000	540,000
TOTAL CURRENT LIABILITIES	603,086	553,269

Going Concern (Note 2)
Related Party Transaction (Note 9)
Other Contingent Liabilities (Note 12)

STOCKHOLDERS’ DEFICIENCY

Capital Stock (Note 7)	99,765	99,765
Additional paid-in Capital	103,329	103,329
Deficit accumulated during the development stage	(801,481)	(741,249)

Total Stockholders' Deficiency	(598,387)	(538,155)

Non-controlling interest	64	74

	(598,323)	(538,081)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIENCY	4,763	15,188

The accompanying notes form an integral part of these consolidated financial statements

FIRST NATIONAL ENERGY CORPORATION
(Formerly First National Power Corporation)
(A Development Stage Company)
Consolidated Statements of Operations and Comprehensive Loss
For the years ended December 31, 2011 and 2010 and the cumulative period since inception
(Amounts expressed in US Dollars)

	Cumulative Since Inception	2011	2010

	$	$	$
OPERATING EXPENSES

Interest Income	(6,924)	-	(20)
Forgiveness of accounts payable and loans	(47,394)	-	-
General and administrative expenses	564,352	60,242	60,463
Loss on foreign exchange	580	-	-
Project development costs	287,677	-	14,820
Interest Expense	3,226	-	-
NET LOSS	801,517	60,242	75,263

Net loss attributable to non-controlling interest	(36)	(10)	(26)

Net loss attributable to the Company	801,481	60,232	75,237

Net loss per share, basic and diluted		$0.00	$0.00

Weighted average common shares outstanding, basic and diluted		99,865,228	99,746,598

COMPREHENSIVE LOSS
NET LOSS	801,517	60,242	75,263

Other Comprehensive Loss	-	-	-

Comprehensive Loss	801,517	60,242	75,263

Comprehensive Loss attributable to non-controlling interest	(36)	(10)	(26)

Comprehensive Loss attributable to the Company	801,481	60,232	75,237

The accompanying notes form an integral part of these consolidated financial statements

FIRST NATIONAL ENERGY CORPORATION
(Formerly First National Power Corporation)
(A Development Stage Company)
Consolidated Statements of Cash Flows
For the year ended December 31, 2011 and 2010 and the cumulative period since inception
(Amounts expressed in US Dollars)

	Cumulative Since Inception	2011	2010

	$	$	$
CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	(801,517)	(60,242)	(75,263)
Adjustments for items not affecting cash
Shares issued for services rendered	347,210	-	14,820
Shares issued for debt forgiveness	(258,313)	-	(258,313)
Forgiveness of accounts payable and loans	(47,394)	-	-
Increase (decrease) in accounts payable and accrued liabilities	67,085	49,817	(1,299)

Net cash provided by operating activities	(692,929)	(10,425)	(320,055)

CASH FLOWS FROM FINANCING ACTIVITIES

Loan from Stockholders	301,708	-
Proceeds from issuance of capital stock	355,784	-	258,313
Acquisition of India technology license	(600,000)	-	(600,000)
Loan from Boreas Research Corporation, net	540,000		540,000
Proceeds of sale of non-controlling interest in subsidiary	100,000	-	100,000

Net cash provided by financing activities	697,492	-	298,313

NET INCREASE (DECREASE) IN CASH	4,563	(10,425)	(21,742)

Cash, beginning of year	-	14,988	36,730

CASH, END OF YEAR	4,563	4,563	14,988

SUPPLEMENTARY CASH FLOW DISCLOSURE:

INCOME TAXES PAID	-	-	-

INTEREST PAID	3,226	-	-

The accompanying notes form an integral part of these consolidated financial statements

FIRST NATIONAL ENERGY CORPORATION
(Formerly First National Power Corporation)
(A Development Stage Company)
Consolidated Statements of Changes in Stockholders’ Equity (Deficiency)
For the period since inception to December 31, 2011
(Amounts expressed in US Dollars)

	Common stock - number of shares	Common stock - dollar amount at par value	Common stock subscribed	Additional paid-in capital	Deficit accumulated during the development stage	Total FNEC stockholders' deficit	Non- controlling interests	Total stockholders' deficit

		$	$	$	$	$	$	$

Balance at November 16, 2000
Issuance of common stock for cash	100,000	100		900		1,000		1,000
Net Loss for the Period					(968)	(968)		(968)

Balance as of December 31, 2000	100,000	100	-	900	(968)	32	-	32

Issuance of stock for cash	400,000	400		3,600		4,000		4,000
Issuance of stock for cash	700,000	700		6,300		7,000		7,000
Issuance of stock for cash	850,000	850		7,650		8,500		8,500
Currency Translation				100		100		100
Net Loss for the Year					(23,954)	(23,954)		(23,954)

Balance as of December 31, 2001	2,050,000	2,050	-	18,550	(24,922)	(4,322)	-	(4,322)

Expiration of recission offer for sale of stock	63,536	64		6,290		6,354		6,354

Net Loss for the Year					(26,047)	(26,047)		(26,047)

Balance as of December 31, 2002	2,113,536	2,114	-	24,840	(50,969)	(24,015)	-	(24,015)

The accompanying notes form an integral part of these consolidated financial statements

FIRST NATIONAL ENERGY CORPORATION
(Formerly First National Power Corporation)
(A Development Stage Company)
Consolidated Statements of Changes in Stockholders’ Equity (Deficiency)
For the period since inception to December 31, 2011
(Amounts expressed in US Dollars)

	Common stock - number of shares	Common stock - dollar amount at par value	Common stock subscribed	Additional paid-in capital	Deficit accumulated during the development stage	Total FNEC stockholders' deficit	Non- controlling interests	Total stockholders' deficit

		$	$	$	$	$	$	$

Stock split 5:1	8,454,144	8,454		(8,454)		-
Shares issued for services rendered	200,000	200		79,800		80,000		80,000
Net Loss for the Year					(107,245)	(107,245)		(107,245)

Balance as of December 31, 2003	10,767,680	10,768	-	96,186	(158,214)	(51,260)	-	(51,260)

Stock split 7:1	64,606,080	64,606		(64,606)		-		-
Shares issued for services rendered	30,000	30		15,870		15,900		15,900
Shares subscribed			146	70,371		70,517		70,517
Shares issued for services rendered	43,000	44		9,956		10,000		10,000
Net Loss for the Year					(75,414)	(75,414)		(75,414)

Balance as of December 31, 2004	75,446,760	75,448	146	127,777	(233,628)	(30,257)	-	(30,257)

Shares issued for services rendered	830,000	830		193,160		193,990		193,990
Net Loss for the Year					(208,886)	(208,886)		(208,886)

Balance as of December 31, 2005	76,276,760	76,278	146	320,937	(442,514)	(45,153)	-	(45,153)

Net Loss for the Year					(32,962)	(32,962)		(32,962)

Balance as of December 31, 2006	76,276,760	76,278	146	320,937	(475,476)	(78,115)	-	(78,115)

The accompanying notes form an integral part of these consolidated financial statements

FIRST NATIONAL ENERGY CORPORATION
(Formerly First National Power Corporation)
(A Development Stage Company)
Consolidated Statements of Changes in Stockholders’ Equity (Deficiency)
For the period since inception to December 31, 2011
(Amounts expressed in US Dollars)

	Common stock - number of shares	Common stock - dollar amount at par value	Common stock subscribed	Additional paid-in capital	Deficit accumulated during the development stage	Total FNEC stockholders' deficit	Non- controlling interests	Total stockholders' deficit

		$	$	$	$	$	$	$

Issue shares bought under subscription	146,000	146	(146)			-		-
Net Loss for the Year					(30,760)	(30,760)		(30,760)

Balance as of December 31, 2007	76,422,760	76,424	-	320,937	(506,236)	(108,875)	-	(108,875)

Shares issued for services rendered	100,000	100		400		500		500
Net Loss for the year					(78,645)	(78,645)		(78,645)

Balance as of December 31, 2008	76,522,760	76,524	-	321,337	(584,881)	(187,020)	-	(187,020)

Reverse Stock split 1:100	(75,757,532)	(75,759)		75,759		-		-
Shares issued for services rendered	100,000	100		31,900		32,000		32,000
Purchase of SWEG license for shares	98,800,000	98,800		(98,700)		100		100
Net Loss for the Year					(81,131)	(81,131)		(81,131)

Balance as of December 31, 2009 (restated)	99,665,228	99,665	-	330,296	(666,012)	(236,051)	-	(236,051)

The accompanying notes form an integral part of these consolidated financial statements

FIRST NATIONAL ENERGY CORPORATION
(Formerly First National Power Corporation)
(A Development Stage Company)
Consolidated Statements of Changes in Stockholders’ Equity (Deficiency)
For the period since inception to December 31, 2011
(Amounts expressed in US Dollars)

	Common stock - number of shares	Common stock - dollar amount at par value	Common stock subscribed	Additional paid-in capital	Deficit accumulated during the development stage	Total FNEC stockholders' deficit	Non- controlling interests	Total stockholders' deficit

		$	$	$	$	$	$	$

Shares issued in exchange for debt forgiveness	100,000	100		258,213		258,313		258,313
Return of shares for cancellation	(296,400)	(296)		296				-
Shares issued for services rendered	296,400	296		14,524		14,820		14,820
Sale of non-controlling interest in subsidiary	100,000			99,900		99,900	100	100,000
Purchase of SWEG technology license				(599,900)		(599,900)		(599,900)
Net Loss for the Year					(75,237)	(75,237)	(26)	(75,263)

Balance as of December 31, 2010	99,865,228	99,765	-	103,329	(741,249)	(538,155)	74	(538,081)

Net Loss for the Period					(60,232)	(60,232)	(10)	(60,242)

Balance as of December 31, 2011	99,865,228	99,765	-	103,329	(801,481)	(598,387)	64	(598,323)

The accompanying notes form an integral part of these consolidated financial statements

First National Energy Corporation
(Formerly First National Power Corporation)
(A Development Stage Company)
Notes to the Consolidated Financial Statements
December 31, 2011 and 2010
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

First National Energy Corporation
(Formerly First National Power Corporation)
(A Development Stage Company)
Notes to the Consolidated Financial Statements
December 31, 2011 and 2010
(Amounts expressed in US Dollars)

1.	GENERAL (cont’d)

b)	Purchase of Technology License (cont’d)

In exchange for the Company acquiring the technology license from Boreas at the Closing pursuant to the Agreement (as amended by the Amendment), the Stockholders of Boreas received an aggregate of 98,800,000 new restricted and unregistered common shares of the Company's common stock. Accordingly, the Boreas Stockholders now own 99.13% of the Company's 99,765,228 outstanding shares. No finder’s fees were paid or consulting agreements entered into by the Company in connection with the transaction.

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

On March 22, 2010, Pavana Power Corporation (“Pavana”), a Nevada corporation, the Company’s 99.9% owned subsidiary, acquired an exclusive, territorial 25 year license for the Republic of India (“India”), from Boreas Research Corporation (‘Boreas”, the stockholders of whom hold controlling interests in the Company), pursuant to which the Company’s subsidiary acquired technology rights for India in the technology of Boreas that maximizes the energy productivity of existing wind turbines by capturing energy that flows through and underneath existing wind turbine systems. The consideration due from the Company’s subsidiary to Boreas for the license is a deferred cash payment of $600,000, and a future royalty equal to 5% of the subsidiary’s “EBITDA” (revenues before interest, taxes, depreciation and amortization) from exploitation of the acquired license.

The transaction between related corporations was valued at the amount of the monetary consideration that was provided to Boreas.

First National Energy Corporation
(Formerly First National Power Corporation)
(A Development Stage Company)
Notes to the Consolidated Financial Statements
December 31, 2011 and 2010
(Amounts expressed in US Dollars)

1.	GENERAL (cont’d)

d)	Restatement of 2009 Results

The basis of the initial valuation of the North American license acquired from Boreas was reviewed at the time of the 2009 transaction, and the valuation was based on the results of an independent appraisal. Subsequently, and as a result of the lack of revenues from the technology, the Company has determined and revised its valuation of the license, as of the date of acquisition, to $100. The Company also reviewed the terms of Topic 12 of the SEC Financial Reporting Manual, dealing with reverse mergers and reverse recapitalizations, and has determined that the specific terms of that section are not applicable to the transaction by which the Company acquired the license from Boreas for the issuance of shares.

As noted in Note 1 (b), the original license and stock purchase agreement was amended in a novation transaction, which had the result of substituting the Boreas Stockholders for Boreas Research Corporation as the licensor.

2.	GOING CONCERN

The Company’s consolidated financial statements are prepared using accounting principles generally accepted in the United States of America and applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company has not generated any revenues from its planned principal operations through December 31, 2011 and has recorded losses since inception, has negative working capital, has yet to achieve profitable operations and expects further losses in the development of its business. There can be no assurance that the Company will have adequate capital resources to fund planned operations or that any additional funds will be available to the Company when needed, or if available, will be available on favorable terms in the amounts required by the Company. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from this uncertainty.

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

First National Energy Corporation
(Formerly First National Power Corporation)
(A Development Stage Company)
Notes to the Consolidated Financial Statements
December 31, 2011 and 2010
(Amounts expressed in US Dollars)

3.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont’d)

b)	Use of Estimates

These consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America. Because a precise determination of assets and liabilities, and correspondingly revenues and expenses, depend on future events, the preparation of consolidated financial statements for any period necessarily involves the use of estimates and assumptions. Actual amounts may differ from these estimates. These consolidated financial statements have, in management’s opinion, been properly prepared within reasonable limits of materiality and within the framework of the accounting policies summarized below. Significant estimates include the recording of accruals, the useful life of intangible assets, shares issued for services, and the determination of the valuation of allowances for deferred tax assets.

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

The Company’s financial instruments consist of cash, accounts payable and accrued liabilities, and loan payable. Unless otherwise noted, it is of management’s opinion that the Company is not exposed to significant interest, or credit risks arising from these financial instruments. The fair values of these financial instruments approximate their carrying values due to the relatively short period to maturity for these instruments.

The Company’s financial assets and liabilities are generally classified and measured as follows;

Assets / Liabilities	Classification	Measurement
Cash	Held for trading	Fair Value
Accounts Payable and Accrued Liabilities	Other liability	Amortized Cost
Loan Payable to Boreas Research	Other liability	Amortized cost

First National Energy Corporation
(Formerly First National Power Corporation)
(A Development Stage Company)
Notes to the Consolidated Financial Statements
December 31, 2011 and 2010
(Amounts expressed in US Dollars)

3.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont’d)

e)	Income Taxes

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

Comprehensive income (loss) as defined includes all changes in equity (net assets) during a period from non-owner sources. Examples of items to be included in comprehensive income (loss), which are excluded from net income, include foreign currency translation adjustments for self-sustaining foreign operations and unrealized gains and losses on available-for-sale securities.

g)	Intangible Assets

Intangible assets include the technology licenses which are amortized over the estimated useful life of 10 years on a straight line basis.

h)	Impairment and Disposal of Long-Lived Assets

The carrying values of long-lived assets are reviewed on a regular basis for the existence of facts or circumstances that may suggest impairment. For assets that are to be held and used, an impairment loss is recognized when the estimated undiscounted future cash flows associated with the asset or group of assets is less than their carrying value. If impairment exists, an adjustment is made to write the asset down to its fair value, and a loss is recorded as the difference between the carrying value and fair value.

i)	Development Stage Company

The Company complies with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 915 (SFAS 7) for its characterization of the Company as a development stage company.

First National Energy Corporation
(Formerly First National Power Corporation)
(A Development Stage Company)
Notes to the Consolidated Financial Statements
December 31, 2011 and 2010
(Amounts expressed in US Dollars)

3.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont’d)

j)	Recent Accounting Pronouncements

In May 2011, the FASB issued ASU 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs”, (ASU 2011-04). ASU 2011-04 amends ASC 820, Fair Value Measurements, (ASC 820), providing a consistent definition and measurement of fair value, as well as similar disclosure requirements between U.S. GAAP and International Financial Reporting Standards. ASU 2011-04 changes certain fair value measurement principles, clarifies the application of existing fair value measurement and expands the ASC 820 disclosure requirements, particularly for Level 3 fair value measurements. ASU 2011-04 will be effective for the Company’s fiscal year beginning January 1, 2012. The adoption of ASU 2011-04 is not expected to have a material effect on the Company’s consolidated financial statements, but may require certain additional disclosures.

In June 2011, the FASB issued ASU 2011-05, Presentation of Comprehensive Income, (ASU 2011-05), which improves the comparability, consistency, and transparency of financial reporting and increases the prominence of items reported in other comprehensive income (“OCI”) by eliminating the option to present components of OCI as part of the statement of changes in stockholders’ equity. The amendments in this standard require that all non-owner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The amendments in this standard do not change the items that must be reported in OCI, when an item of OCI must be reclassified to net income, or change the option for an entity to present components of OCI gross or net of the effect of income taxes. The amendments in ASU 2011-05 are effective for our interim and annual periods beginning January 1, 2012 and are to be applied retrospectively. The adoption of the provisions of ASU 2011-05 is not expected to have a material impact on the Company’s consolidated financial position or results of operations.

In September 2011, the FASB issued an amendment to ASC 350, Intangibles—Goodwill and Other (ASC 350), which simplifies how entities test goodwill for impairment. Previous guidance under ASC 350 required an entity to test goodwill for impairment using a two-step process on at least an annual basis. First, the fair value of a reporting unit was calculated and compared to its carrying amount, including goodwill. Second, if the fair value of a reporting unit was less than its carrying amount, the amount of impairment loss, if any, was required to be measured. Under the amendments in this update, an entity has the option to first assess qualitative factors to determine whether the existence of events or circumstances leads the entity to determine that it is more likely than not that its fair value is less than its carrying amount. If, after assessing the totality of events or circumstances, an entity determines that it is not more likely than not that the fair value of the reporting unit is less than its carrying amount, then the two-step impairment test is unnecessary. If the entity concludes otherwise, then it is required to test goodwill for impairment under the two-step process as described under ASC 350. The amendments are effective for us for annual and interim goodwill impairment tests performed for fiscal years beginning January 1, 2012, and early adoption is permitted. The adoption of the provisions of ASC 350 is not expected to have a material impact on the Company’s consolidated financial position or results of operations.

First National Energy Corporation
(Formerly First National Power Corporation)
(A Development Stage Company)
Notes to the Consolidated Financial Statements
December 31, 2011 and 2010
(Amounts expressed in US Dollars)

3.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont’d)

j)	Recent Accounting Pronouncements (cont’d)

In July 2010, the FASB issued ASU 2010-20, Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses (ASU 2010-20), which amends FASB ASC 310, Receivables. This ASU requires disclosures related to financing receivables and the allowance for credit losses by portfolio segment. The ASU also requires disclosures of information regarding the credit quality, aging, non-accrual status and impairments by class of receivable. Trade accounts receivable with maturities of one year or less are excluded from the disclosure requirements. The company does not have any financing receivables as of the end of March 31, 2011.

On April 1, 2010, the Company adopted FASB ASU 2010-06, Fair Value Measurements and Disclosures (ASU 2010-06). ASU 2010-06 updates FASB ASC 820, Fair Value Measurements. ASU 2010-06 requires additional disclosures about fair value measurements including transfers in and out of levels 1 and 2 and a higher level of disaggregation for the different types of financial instruments. There was no material impact on the Company’s consolidated financial statements related to the adoption of this guidance.

On April 1, 2010, the Company adopted updated guidance included in FASB ASC 860-10, Transfers and Servicing — Overall. This guidance requires additional disclosures about the transfer and de-recognition of financial assets and eliminates the concept of qualifying special-purpose entities. The adoption of this guidance did not have an impact on the Company’s consolidated financial statements.

On April 1, 2010, the Company adopted updated guidance included in FASB ASC 810, Consolidation (ASC 810), related to the consolidation of variable interest entities. This guidance requires ongoing reassessments of whether an enterprise is the primary beneficiary of a variable interest entity. In addition, this updated guidance amends the quantitative approach for determining the primary beneficiary of a variable interest entity. ASC 810 amends certain guidance for determining whether an entity is a variable interest entity and adds additional reconsideration events for determining whether an entity is a variable interest entity. Further, this guidance requires enhanced disclosures that will provide users of financial statements with more transparent information about an enterprise’s involvement in a variable interest entity. The adoption of this guidance did not have an impact on the Company’s consolidated financial statements.

In December 2010, the FASB issued ASU 2010-28, Intangibles — Goodwill and Other (Topic 350): When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts (ASU 2010-28). ASU 2010-28 clarifies the requirement to test for impairment of goodwill. ASC Topic 350 has required that goodwill be tested for impairment if the carrying amount of a reporting unit exceeds its fair value. Under ASU 2010-28, when the carrying amount of a reporting unit is zero or negative an entity must assume that it is more likely than not that a goodwill impairment exists, perform an additional test to determine whether goodwill has been impaired and calculate the amount of that impairment. The modifications to ASC Topic 350 resulting from the issuance of ASU 2010-28 are effective for fiscal years beginning after December 15, 2010 and interim periods within those years. Early adoption is not permitted. The adoption of ASU 2010-08 is not expected to have an impact on the financial statements of the Company.

First National Energy Corporation
(Formerly First National Power Corporation)
(A Development Stage Company)
Notes to the Consolidated Financial Statements
December 31, 2011 and 2010
(Amounts expressed in US Dollars)

4.	LICENSE FOR SWEG TECHNOLOGY

	December 31, 2011			December 31, 2010
	Cost	Accumulated Amortization	Net Book Value	Net Book Value

North American Technology License	$100	$-	$100	$100
Indian Technology License	100	-	100	100
	$200	$-	$200	$200

Also see note 1 (b).

5.	ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities are comprised of the following;

	December 31, 2011	December 31, 2010
Professional fees payable and accrued	$23,125	$13,269
Advances from Company director	39,961	-

	$63,086	$13,269

Also see note 9.

6.	LOAN PAYABLE TO BOREAS RESEARCH CORPORATION

On March 22, 2010, the Company acquired an exclusive territorial 25 year SWEG Technology license for the Republic of India (“India”), from Boreas Research Corporation (‘Boreas”). The stockholders of Boreas hold a controlling interest in the Company through their controlling interest in First National Energy Corporation. The technology of Boreas maximizes the energy productivity of existing wind turbines by capturing energy that flows through and underneath existing wind turbine systems. The consideration due from the Company to Boreas for the license was a deferred cash payment of $600,000, and a future royalty equal to 5% of the subsidiary’s “EBITDA” (revenues before interest, taxes, depreciation and amortization) from exploitation of the acquired license.

On November 8, 2010, the subsidiary paid Boreas $60,000 as a payment due under the India technology license agreement, leaving a balance of cash consideration due of $540,000. The remaining debt is non-interest bearing and is without any fixed repayment terms.

First National Energy Corporation
(Formerly First National Power Corporation)
(A Development Stage Company)
Notes to the Consolidated Financial Statements
December 31, 2011 and 2010
(Amounts expressed in US Dollars)

6.	LOAN PAYABLE TO BOREAS RESEARCH CORPORATION (cont’d)

In accordance with Topic ASC 850, Related Party Disclosures, the subsidiary recorded the acquisition of the SWEG technology license for the geographical territory of India, at the carrying amount of the license technology acquired which was $100 and the balance of the cash consideration of $599,900 was accounted for as additional paid in capital.

7.	CAPITAL STOCK

a)	Authorized

300,000,000 Common shares with a par value of $0.001 per share (2010: 300,000,000)

b)	Issued

December 31, 2011 and 2010:	99,765,228 Common shares

c)	Changes to Issued Share Capital

On April 14, 2010, the Company issued 100,000 units in a subsidiary Pavana Power Corporation, at a value of $1.00 per unit for gross proceeds of $100,000 as part of a private placement. Each unit consisted of one common share and common stock purchase warrant at exercised price of $.50 per share. The Units were exercisable until March 31, 2011. The holder did not exercise the warrant and the units were expired as at that date.

Except for the above, there were no further changes to the Company’s Issued Share Capital.

During the year ended December 31, 2010, the Company had the following changes to its Issued Share Capital;

-	Issued 100,000 shares in full settlement of an outstanding debt to an existing Stockholder. The implied per share value of the settlement was $2.58313 per share.
-
The Company issued 100,000 units in a subsidiary Pavana Power Corporation, at a value of $1.00 per unit for gross proceeds of $100,000 as part of a private placement. This resulted in the subsidiary having a non-controlling interest holding of .1% of the outstanding shares with First National Energy Corporation holding the balance of the shares. Each unit consists of one common share and common stock purchase warrant entitling the holder to purchase one warrant share at an exercise price of $.50 per share. The warrants are exercisable on the date of the issuance of the units. The Units are exercisable for a period of 1 year until March 31, 2011.

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

First National Energy Corporation
(Formerly First National Power Corporation)
(A Development Stage Company)
Notes to the Consolidated Financial Statements
December 31, 2011 and 2010
(Amounts expressed in US Dollars)

8.	INCOME TAXES

a)	Deferred Income Taxes

The tax effect of significant temporary differences that give rise to the benefit is as follows:

	2011	2010

Operating losses available to offset future taxes	$369,761	$307,218
Tax basis of license in excess of accounting basis	536,765	580,117
	906,526	887,335
Valuation allowance	(906,526)	(887,335)
Net deferred tax assets	$-	$-

The Company has determined that realization of a deferred tax asset is more likely than not and therefore a valuation allowance has been recorded against the deferred income tax asset.

b)	Current Income Taxes

Current income taxes consist of

	2011	2010

Amounts calculated at statutory rates - 34% (34% in 2010)	$(19,122)	$(27,289)
Permanent differences	(69)	5,039
	(19,191)	(22,250)
Change in valuation allowance	19,191	22,250
	$-	$-

c)	Income tax losses carried forward

As at December 31, 2011, the company has non-capital losses of $1,087,532 ($903,583 – 2010) for tax purposes which can be applied against future taxable income. These losses expire as follows:

2031	$183,949
2030	187,150
2029	131,602
2028	78,645
2027	30,760
2026	32,912
2025	208,887
2024	233,627
Total	$1,087,532

First National Energy Corporation
(Formerly First National Power Corporation)
(A Development Stage Company)
Notes to the Consolidated Financial Statements
December 31, 2011 and 2010
(Amounts expressed in US Dollars)

9.	RELATED PARTY TRANSACTION

In 2010, the Company’s majority owned subsidiary Pavana Power Corporation, purchased the Indian license to the SWEG technology from Boreas Research Corporation, who is related by virtue of common control. (see Note 1 (c)).

A director of the Company has advanced monies to the Company to pay certain expenses. The advances have no interest rate and no date for the repayment has been set. The amount owing to the director was $39,961 (Nil in 2010). Also see note 5.

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

Fair valued assets that are generally included in this category are cash and cash equivalents comprised of money market funds, restricted cash and short-term investments.

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

At December 31, 2011 and 2010, the only assets measured at fair value using level 1 of the three fair value hierarchy tiers described above was cash of $4,563 ($14,988 – 2010) and accounts payable of $63,086 ($17,269 – 2010). The Company did not have any fair value assets or liabilities classified as level 2 or 3.

First National Energy Corporation
(Formerly First National Power Corporation)
(A Development Stage Company)
Notes to the Consolidated Financial Statements
December 31, 2011 and 2010
(Amounts expressed in US Dollars)

12.	OTHER CONTINGENT LIABILITIES

Pursuant to Note 1(c), under the Technology License purchased by Pavana, the Company has a contingent liability for royalties at the rate of 5% for all revenues derived by Pavana using this technology.

13.	CAPITAL MANAGEMENT

The Company’s capital management objective is to secure the ability to continue as a going concern and to optimize the cost of capital in order to enhance value to shareholders. As part of this objective the Company seeks to maintain access to loan and capital markets at all times. The Board of Directors reviews the capital structure of the Group on a regular basis.

Capital structure and debt capacity are taken into account when deciding new investments. Practical tools to manage capital include application of dividend policy, share buybacks and share issuances. Debt capital is managed considering the requirement to secure liquidity and the capability to refinance maturing debt.

The Group’s internal capital structure is reviewed on a regular basis with an aim to optimize the structure e.g. by applying internal dividends and equity adjustments. Net investment in foreign entities is monitored and the Company has the intent to hedge related translation risk.

On December 31, 2011, the Company had no interest-bearing debt.

14.	FAIR VALUE OF FINANCIAL INSTRUMENTS AND RISK FACTORS

The fair value of a financial instrument is the estimated amount that the Company would receive or pay to settle the financial assets and financial liabilities as at the reporting date. The book value of sundry assets and other receivables, deposits and other assets, accounts payable and accrued liabilities, and due to related party approximate fair values at the balance sheet dates. The fair value of the long-term debt has been estimated by discounting future cash flows at a rate offered for debt of similar maturities and credit quality. All financial instruments except for derivative financial instruments and cash and cash equivalent are classified as level 3. Both cash and cash equivalents and derivative financial instruments are classified as level 1.

	2011		2010
	Carrying Value	Fair Value	Carrying Value	Fair Value
	$	$	$	$
Assets/Liabilities
Cash	4,563	4,563	14,988	14,988
Accounts payable and accrued liabilities	63,086	63,086	13,269	13,269
Loan Payable to Boreas	540,000	540,000	540,000	540,000

First National Energy Corporation
(Formerly First National Power Corporation)
(A Development Stage Company)
Notes to the Consolidated Financial Statements
December 31, 2011 and 2010
(Amounts expressed in US Dollars)

14.	FAIR VALUE OF FINANCIAL INSTRUMENTS AND RISK FACTORS (cont’d)

Liquidity risk:

The Company monitors its liquidity position regularly to assess whether it has the funds necessary to fulfill planned commitments on its alternative energy technology or viable options are available to fund such commitments from new equity issuance or alternative sources such as debt financing. However, as a development stage company and without significant internally generated cash flow, there are inherent liquidity risks, including the possibility that additional financing may not be available to the Company, or that actual development expenditures may exceed those planned. The current uncertainty in global markets could have an impact on the Company’s future ability to access capital on terms that are acceptable to the Company. The Company has so far been able to raise the required financing to meet its obligations on time.

15.	OTHER CONTINGENCY

The Company’s board of directors has approved a distribution (the “Distribution” or the “spin-off”) by the Company to its shareholders of all the shares of Common Stock, par value $0.001 per share (the “Pavana Common Stock”), of its majority-owned subsidiary, Pavana Power Corporation (“Pavana”) held by the Company immediately prior to the spin-off. Immediately prior to the time of the Distribution, the Company will hold 99.9% of all of Pavana’s outstanding shares of Common Stock which, at the time of the Distribution, will represent approximately 99.9% of the general voting power of Pavana’s outstanding capital stock. At the time of the Distribution, which is anticipated to occur shortly after the effectiveness of a pending registration statement filed by Pavana for its Pavana Common Stock, will distribute all of the outstanding shares of Pavana Common Stock on a pro rata basis to holders of the Company’s common stock. Every one (1) share of the Company’s common stock outstanding as of the close of business on the record date for the spin-off (the “record date”), will entitle the holder thereof to receive one (1) share of Pavana Common Stock. The Distribution will be made by the transfer agent for both Pavana and the Company, which will issue and distribute physical certificates to the Company’s stockholders as of the record date, evidencing the shares of Pavana Common Stock to be distributed on the distribution date. It is not anticipated that any fractional shares of Pavana Common Stock will need to be distributed. The Company expects that the spin-off will be tax-free to the Company’s shareholders for U.S. federal income tax purposes. Immediately after the Distribution is completed, Pavana will be a publicly traded company independent from the Company. From and after the Distribution, certificates representing the Company’s common stock will continue to represent the Company’s common stock, which at that point will include the remaining business of the Company.