Form 10-Q
period 2012-03-31
First National Energy Corp.
filed 2012-05-23
CIK 1142129

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2012

or

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

2000 Webber Street, #3113, Sarasota, Florida 34238
 (Address of principal executive offices) (Zip Code)

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

APPLICABLE ONLY TO CORPORATE ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☐  No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
As of May 16, 2012, there were 99,765,228 common shares issued and outstanding.

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

First National Energy Corporation

(Formerly First National Power Corporation)

(A Development Stage Company)

 Consolidated Interim Financial Statements (unaudited)

For the 3-month periods ended March 31, 2012 and 2011

(Amounts expressed in US Dollars)

Index

Consolidated Interim Balance Sheets as at March 31, 2012 (unaudited) and December 31, 2011 (audited)	4

Consolidated Interim Statements of Operations and Comprehensive Loss for the 3-month periods ended March 31, 2012 and March 31, 2011 and for the cumulative period since inception (unaudited)	5

Consolidated Interim Statements of Stockholders’ Equity (Deficiency) for the period since inception to March 31, 2012 (unaudited)	6 – 9

Consolidated Interim Statements of Cash Flows for the 3-month periods ended March 31, 2012 and March 31, 2011 and for the cumulative period since inception (unaudited)	10

Condensed Notes to Consolidated Interim Financial Statements (unaudited)	11-20

FIRST NATIONAL ENERGY CORPORATION
(Formerly First National Power Corporation)
(A Development Stage Company)
Consolidated Balance Sheets
As of March 31, 2012 and December 31, 2011
(Amounts expressed in US Dollars)

	March 31	December 31
	2012	2011
	(unaudited)	(audited)

	$	$
ASSETS
CURRENT ASSETS
Cash	3,270	4,563

License for SWEG technology (Note 4)	200	200

	3,470	4,763

LIABILITIES
CURRENT LIABILITIES
Accounts payable and accrued liabilities (Note 5)	81,847	63,086
Loan payable to Boreas Research Corporation (Note 6)	540,000	540,000
	621,847	603,086

Related Party Transaction (Note 8)
Going Concern (Note 2)
Other Contingent Liabilities (Note 12)

STOCKHOLDERS’ DEFICIENCY

Capital Stock (Note 7)	99,765	99,765
Additional paid-in Capital	103,329	103,329
Deficit accumulated during the development stage	(821,529)	(801,481)
Total FNEC Stockholders' Deficit	(618,435)	(598,387)
Non-controlling interest	58	64
	(618,377)	(598,323)

	3,470	4,763

The accompanying notes form an integral part of these consolidated interim financial statements

FIRST NATIONAL ENERGY CORPORATION
(Formerly First National Power Corporation)
(A Development Stage Company)
Consolidated Statements of Operations and Comprehensive Loss
For the 3-month periods ended March 31, 2012 and 2011 and the cumulative period since inception
(Amounts expressed in US Dollars)

	Cumulative
	Since
	Inception	2012	2011
		(unaudited)	(unaudited)

	$	$	$
OPERATING EXPENSES

Interest Income	(6,924)	-	-
Forgiveness of accounts payable and loans	(47,394)	-	-
General and administrative expenses	584,107	19,755	6,730
Loss on foreign exchange	879	299	-
Project development costs	287,677	-	560
Interest Expense	3,226	-	-
NET LOSS	821,571	20,054	7,290

Net loss attributable to non-controlling interest	(42)	(6)	(26)

Net loss attributable to FNEC Stockholders	821,529	20,048	7,264

Net loss per share, basic and diluted		$0.00	$0.00

Weighted average common shares outstanding		99,865,228	99,746,598

COMPREHENSIVE LOSS
NET LOSS	821,571	20,054	7,290

Other Comprehensive Loss	-	-	-

Comprehensive Loss	821,571	20,054	7,290

Comprehensive Loss attributable to non-controlling interest	(42)	(6)	-
Comprehensive Loss attributable to FNEC Stockholders	821,529	20,048	7,290

The accompanying notes form an integral part of these consolidated interim financial statements

FIRST NATIONAL ENERGY CORPORATION
(Formerly First National Power Corporation)
(A Development Stage Company)
Consolidated Statements of Changes in Stockholders’ Equity (Deficiency)
For the period since inception to March 31, 2012
(Amounts expressed in US Dollars)

	Common stock - number of shares	Common stock - dollar amount at par value	Common stock subscribed	Additional paid-in capital	Deficit accumulated during the development stage	Total FNEC stockholders' deficit	Non-controlling interests	Total stockholders' deficit
		$	$	$	$	$	$	$

Balance at November 16, 2000
Issuance of common stock for cash	100,000	100		900		1,000		1,000
Net Loss for the Period					(968)	(968)		(968)

Balance as of December 31, 2000	100,000	100	-	900	(968)	32	-	32

Issuance of stock for cash	400,000	400		3,600		4,000		4,000
Issuance of stock for cash	700,000	700		6,300		7,000		7,000
Issuance of stock for cash	850,000	850		7,650		8,500		8,500
Currency Translation				100		100		100
Net Loss for the Year					(23,954)	(23,954)		(23,954)

Balance as of December 31, 2001	2,050,000	2,050	-	18,550	(24,922)	(4,322)	-	(4,322)

Expiration of recission offer for
sale of stock	63,536	64		6,290		6,354		6,354
Net Loss for the Year					(26,047)	(26,047)		(26,047)

Balance as of December 31, 2002	2,113,536	2,114	-	24,840	(50,969)	(24,015)	-	(24,015)

The accompanying notes form an integral part of these consolidated interim financial statements

FIRST NATIONAL ENERGY CORPORATION
(Formerly First National Power Corporation)
(A Development Stage Company)
Consolidated Statements of Changes in Stockholders’ Equity (Deficiency)
For the period since inception to March 31, 2012
(Amounts expressed in US Dollars)

	Common stock - number of shares	Common stock - dollar amount at par value	Common stock subscribed	Additional paid-in capital	Deficit accumulated during the development stage	Total FNEC stockholders' deficit	Non-controlling interests	Total stockholders' deficit
		$	$	$	$	$	$	$

Stock split 5:1	8,454,144	8,454		(8,454)		-
Shares issued for services rendered	200,000	200		79,800		80,000		80,000
Net Loss for the Year					(107,245)	(107,245)		(107,245)

Balance as of December 31, 2003	10,767,680	10,768	-	96,186	(158,214)	(51,260)	-	(51,260)

Stock split 7:1	64,606,080	64,606		(64,606)		-		-
Shares issued for services rendered	30,000	30		15,870		15,900		15,900
Shares subscribed			146	70,371		70,517		70,517
Shares issued for services rendered	43,000	44		9,956		10,000		10,000
Net Loss for the Year					(75,414)	(75,414)		(75,414)

Balance as of December 31, 2004	75,446,760	75,448	146	127,777	(233,628)	(30,257)	-	(30,257)

Shares issued for services rendered	830,000	830		193,160		193,990		193,990
Net Loss for the Year					(208,886)	(208,886)		(208,886)

Balance as of December 31, 2005	76,276,760	76,278	146	320,937	(442,514)	(45,153)	-	(45,153)

Net Loss for the Year					(32,962)	(32,962)		(32,962)

Balance as of December 31, 2006	76,276,760	76,278	146	320,937	(475,476)	(78,115)	-	(78,115)

The accompanying notes form an integral part of these consolidated interim financial statements

FIRST NATIONAL ENERGY CORPORATION
(Formerly First National Power Corporation)
(A Development Stage Company)
Consolidated Statements of Changes in Stockholders’ Equity (Deficiency)
For the period since inception to March 31, 2012
(Amounts expressed in US Dollars)

	Common stock - number of shares	Common stock - dollar amount at par value	Common stock subscribed	Additional paid-in capital	Deficit accumulated during the development stage	Total FNEC stockholders' deficit	Non-controlling interests	Total stockholders' deficit
		$	$	$	$	$	$	$

Issue shares bought under subscription	146,000	146	(146)			-		-
Net Loss for the Year					(30,760)	(30,760)		(30,760)

Balance as of December 31, 2007	76,422,760	76,424	-	320,937	(506,236)	(108,875)	-	(108,875)

Shares issued for services rendered	100,000	100		400		500		500
Net Loss for the year					(78,645)	(78,645)		(78,645)

Balance as of December 31, 2008	76,522,760	76,524	-	321,337	(584,881)	(187,020)	-	(187,020)

Reverse Stock split 1:100	(75,757,532)	(75,759)		75,759		-		-
Shares issued for services rendered	100,000	100		31,900		32,000		32,000
Purchase of SWEG license for shares	98,800,000	98,800		(98,700)		100		100
Net Loss for the Year					(81,131)	(81,131)		(81,131)

Balance as of December 31, 2009 (restated)	99,665,228	99,665	-	330,296	(666,012)	(236,051)	-	(236,051)

The accompanying notes form an integral part of these consolidated interim financial statements

FIRST NATIONAL ENERGY CORPORATION
(Formerly First National Power Corporation)
(A Development Stage Company)
Consolidated Statements of Changes in Stockholders’ Equity (Deficiency)
For the period since inception to March 31, 2012
(Amounts expressed in US Dollars)

	Common stock - number of shares	Common stock - dollar amount at par value	Common stock subscribed	Additional paid-in capital	Deficit accumulated during the development stage	Total FNEC stockholders' deficit	Non-controlling interests	Total stockholders' deficit
		$	$	$	$	$	$	$

Shares issued in exchange for debt forgiveness	100,000	100		258,213		258,313		258,313
Return of shares for cancellation	(296,400)	(296)		296				-
Shares issued for services rendered	296,400	296		14,524		14,820		14,820
				99,900		99,900	100	100,000
Purchase of SWEG technology license				(599,900)		(599,900)		(599,900)
Net Loss for the Year					(75,237)	(75,237)	(26)	(75,263)

Balance as of December 31, 2010	99,765,228	99,765	-	103,329	(741,249)	(538,155)	74	(538,081)

Net Loss for the Period					(60,232)	(60,232)	(10)	(60,242)

Balance as of December 31, 2011	99,765,228	99,765	-	103,329	(801,481)	(598,387)	64	(598,323)

Net Loss for the Period					(20,048)	(20,048)	(6)	(20,054)

Balance as of March 31, 2012	99,765,228	99,765	-	103,329	(821,529)	(618,435)	58	(618,377)

The accompanying notes form an integral part of these consolidated interim financial statements

FIRST NATIONAL ENERGY CORPORATION
(Formerly First National Power Corporation)
(A Development Stage Company)
Consolidated Statements of Cash Flows
For the 3-month periods ended March 31, 2012 and 2011 and the cumulative period since inception
(Amounts expressed in US Dollars)

	Cumulative
	Since
	Inception	2012	2011
		(unaudited)	(unaudited)

	$	$	$
CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	(821,571)	(20,054)	(7,290)
Adjustments for items not affecting cash
Shares issued for services rendered	347,210	-	-
Shares issued for debt forgiveness	(258,313)	-	-
Forgiveness of accounts payable and loans	(47,394)	-	-
Increase (decrease) in accounts payable		-
and accrued liabilities	85,846	18,761	2,400
Net cash used in operating activities	(694,222)	(1,293)	(4,890)

CASH FLOWS FROM FINANCING ACTIVITIES

Loan from Stockholders	301,708	-	-
Proceeds from issuance of capital stock	355,784	-	-
Acquisition of India technology license	(600,000)	-	-
Loan from Boreas Research Corporation, net	540,000		-
Proceeds of sale of non-controlling interest in subsidiary	100,000	-	-

Net cash provided by financing activities	697,492	-	-

NET INCREASE (DECREASE) IN CASH	3,270	(1,293)	(4,890)

Cash, beginning of period	-	4,563	14,988

CASH, END OF PERIOD	3,270	3,270	10,098

SUPPLEMENTARY DISCLOSURE

INCOME TAXES PAID	-	-	-

INTEREST PAID	3,226	-	-

The accompanying notes form an integral part of these consolidated interim financial statements

First National Energy Corporation
(Formerly First National Power Corporation)
(A Development Stage Company)
Notes to the Consolidated Financial Statements
March 31, 2012 and 2011
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
March 31, 2012 and 2011
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
March 31, 2012 and 2011
(Amounts expressed in US Dollars)

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
March 31, 2012 and 2011
(Amounts expressed in US Dollars)

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
March 31, 2012 and 2011
(Amounts expressed in US Dollars)

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

First National Energy Corporation
(Formerly First National Power Corporation)
(A Development Stage Company)
Notes to the Consolidated Financial Statements
March 31, 2012 and 2011
(Amounts expressed in US Dollars)

4.          LICENSE FOR SWEG TECHNOLOGY

	2012			2011
	Cost	Accumulated Amortization	Net Book Value	Net Book Value

North American Technology License	$100	$-	$100	$100
Indian Technology License	100	-	100	100
	$200	$-	$200	$200

(see Notes 1 (b) and 1 (c))

5.          ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities are comprised of the following;

	2012	2011

Professional fees payable and accrued	$34,825	$15,669
Advances from Company director	47,022

	$81,847	$15,669

Also see note 6.

First National Energy Corporation
(Formerly First National Power Corporation)
(A Development Stage Company)
Notes to the Consolidated Financial Statements
March 31, 2012 and 2011
(Amounts expressed in US Dollars)

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

7.          CAPITAL STOCK

a) Authorized

300,000,000 Common shares with a par value of $0.001 per share

b) Issued

March 31, 2012 and 2011:   99,765,228 Common shares

c) Changes to Issued Share Capital

On April 14, 2010, a subsidiary of the Company, Pavana Power Corporation, issued 100,000 units at a value of $1.00 per unit for gross proceeds of $100,000 as part of a private placement. Each unit consisted of one common share of the subsidiary and one common stock purchase warrant at exercise price of $.50 per share.  The warrants were exercisable until March 31, 2011. The holder did not exercise the warrants and they expired as at that date.

Except for the above, there were no further changes to the Company’s Issued Share Capital.

During the year ended December 31, 2011, the Company had the following changes to its Issued Share Capital;

First National Energy Corporation
(Formerly First National Power Corporation)
(A Development Stage Company)
Notes to the Consolidated Financial Statements
March 31, 2012 and 2011
(Amounts expressed in US Dollars)

-	Issued 100,000 shares in full settlement of an outstanding debt to an existing Stockholder. The implied per share value of the settlement was $2.58313 per share.
-	A retiring president of the Company asked that upon his retirement, his 296,400 shares be returned to treasury for cancellation.
-	The Company issued 296,400 shares to a director who has been working on further development of the SWEG technology. The service was valued at $14,820 and is included in project development costs.

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
March 31, 2012 and 2011
(Amounts expressed in US Dollars)

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

At March 31, 2012, the only assets measured at fair value using level 1 of the three fair value hierarchy tiers described above was cash of $3,270 ($14,988 – 2011) and accounts payable of $81,847 ($15,669 – 2011). The Company did not have any fair value assets or liabilities classified as level 2 or 3.

12.         OTHER CONTINGENT LIABILITIES

Pursuant to Note 1 ( c ), under the Technology License purchased by Pavana, the Company has a consolidated contingent liability for royalties at the rate of 5% for all revenues derived by Pavana using this technology.

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

At March 31, 2012, the Company had no interest-bearing debt.

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
March 31, 2012 and 2011
(Amounts expressed in US Dollars)

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

On April 18, 2011, the Registrant entered into a Novation Agreement (the "Novation") with all of the stockholders of Boreas Research Corporation (“Boreas”), a Florida corporation, revising the structure of the April 20, 2009 transaction by which the Registrant acquired a territorial license to certain rights in alternative energy technology of Boreas, in exchange for 98,800,000 newly issued common shares of the Registrant as disclosed above. The Novation amended the 2009 agreement to substitute the stockholders of Boreas as the licensor under the original 2009 agreement.

In addition, the Registrant has acquired technology rights to an additional territory for the licensed technology through a wholly-owned subsidiary, Pavana Power Corporation. The Registrant has determined to distribute all shares held by the Registrant of such subsidiary to the shareholders of the Registrant, at such time as a pending registration statement for the subsidiary shares has been declared effective.

Business of Issuer

Since acquiring the technology license described above, management of the Registrant has expended significant time seeking sources of capital to implement its business plan, which is primarily designed to exploit the licensed technology throughout the United States and Canada for commercial gain. In addition, the Registrant has acquired technology rights to an additional territory for the licensed technology. The Registrant is also evaluating other alternatives in order to improve the Registrant's financial condition, including merger and acquisition opportunities. There is no assurance that the Registrant will be successful in raising capital or closing any such merger or acquisition transactions.

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

Plan of Operation

Since acquiring the technology license described above, management of the Registrant has expended significant time seeking sources of capital to implement its business plan, which is primarily designed to exploit the licensed technology throughout the United States and Canada for commercial gain. In addition, the Registrant has acquired technology rights to an additional territory for the licensed technology through Pavana Power Corporation, a Nevada corporation, a wholly-owned subsidiary that was organized on April 21, 2011. The Registrant has determined to distribute all shares held by the Registrant of such subsidiary to the shareholders of the Registrant at such time as a pending registration statement for the subsidiary shares has been declared effective. The Registrant is also evaluating other alternatives in order to improve the Registrant's financial condition, including merger and acquisition opportunities. There is no assurance that the Registrant will be successful in raising capital or closing any such merger or acquisition transactions.

Results of Operations

Three Months Ended March 31, 2012, compared to the Three Months Ended March 31, 2011

Assets

Licensed technology assets, net of amortization, were unchanged at $200, after having been restated in an earlier period which had the effect of reducing the carrying value of the two technology licenses held by the Registrant and its wholly-owned subsidiary by $2,279,377. [See note 1(d) of accompanying financial statements].

Revenues

The Company did not generate any operating revenues in the three months ended March 31, 2012 or in the three months ended March 31, 2011.

Costs and Expenses

Amortization of Acquired Technology

There was no amortization of the Company’s technology assets during the three months ended March 31, 2012, as compared to $ 0 during the comparable period in 2011.

General and Administrative

General and administrative expenses increased to $19,755 during the three months ended March 31, 2012, as compared to $6,730 during the comparable period in 2011. This increase was primarily due to expenses associated with the registration of subsidiary shares in contemplation of their distribution to the Registrant’s stockholders.

Liquidity and Capital Resources

Cash and cash equivalents were $3,270 at March 31, 2012, compared to $10,098 at March 31, 2011.

The Company is a development stage company and has not generated any operating revenues as of March 31, 2012. In addition, the Company will continue to incur net losses and cash flow deficiencies from operating activities for the foreseeable future.

Based on its cash flow projections, the Company will need additional financing to carry out its planned business activities and complete its plan of operations through December 31, 2012. At the Company’s present level of activities, the Company’s cash and cash equivalents are believed, at this time, to be sufficient to fund its operations only into the fourth quarter of this current fiscal year. Accordingly, there is substantial doubt as to the Company’s ability to continue as a going concern by the end of its current fiscal year.

Much of the Company’s ability to raise additional capital or secure a strategic collaboration for the financing of its continued operations and product development will depend substantially on the successful outcome of its efforts to negotiate joint venture with wind power industry participants, the results of which will not be available until sometime later in the current fiscal year. Since the Company is unable to fund its operations through December 31, 2012, it is making every effort to secure capital commitments for funds at this time. The Company is also currently seeking to raise funds through corporate collaboration and sub-licensing arrangements in connection with its ongoing and long-term operations. The Company does not know whether additional financing will be available when needed or, if available, will be on acceptable or favorable terms to it or its stockholders.

The Company’s independent registered public accounting firm expressed substantial doubt about the Company’s ability to continue as a going concern in the audit report on the Company’s audited financial statements for the fiscal year ended December 31, 2011 included in the 2011 10-K.

Net cash used in operating activities was ($1,293) for the three months ended March 31, 2011 as compared to ($4,890) during the comparable period in 2011. The decrease in net cash used in operations was primarily due to a difference in payments made for the nonrecurring professional fees and filing fees incurred in the current period.

The Company had no net cash used in or provided by financing activities during the three months ended March 31, 2012 and 2011.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK. (NOT APPLICABLE)

ITEM 4. CONTROLS AND PROCEDURES.

As of March 31, 2012, the Registrant carried out an evaluation of the effectiveness of the Registrant’s disclosure controls and procedures (as defined by Rule 13a-15(e) under the Securities Exchange Act of 1934) under the supervision and with the participation of the Registrant’s chief executive and chief financial officer. Based on and as of the date of such evaluation, the aforementioned officer has concluded that the Registrant’s disclosure controls and procedures were not effective.

The Registrant also maintains a system of internal accounting controls that is designed to provide assurance that assets are safeguarded and that transactions are executed in accordance with management’s authorization and properly recorded. This system is continually reviewed and is augmented by written policies and procedures, the careful selection and training of qualified personnel and an internal audit program to monitor its effectiveness. During the interim period ended March 31, 2012, there were no changes to this system of internal controls or in other factors that could significantly affect those controls.

PART II—OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Registrant is not a party to any pending or threatened legal proceedings.

ITEM 1A. RISK FACTORS

An investment in our common stock involves a high degree of risk. You should carefully consider the risks and uncertainties described below, together with the information included elsewhere in this Quarterly Report on Form 10-Q and other documents we file with the SEC. If any of the following risks actually occur, our business, financial condition or operating results could suffer. As a result, the trading price of our common stock could decline and you could lose all or part of your investment in our common stock. The risks and uncertainties described below are those that we have identified as material, but are not the only risks and uncertainties facing us and we caution that this list of risk factors may not be exhaustive. Our business is also subject to general risks and uncertainties that affect many other companies, such as overall U.S. and non-U.S. economic and industry conditions, a global economic slowdown, geopolitical events, changes in laws or accounting rules, fluctuations in interest rates, terrorism, international conflicts, natural disasters or other disruptions of expected economic or business conditions. We operate in a continually changing business environment, and new risk factors emerge from time to time which we cannot predict. Additional risks and uncertainties not currently known to us or that we currently believe are immaterial also may impair our business, including our results of operations, liquidity and financial condition.

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

FIRST NATIONAL ENERGY COMPANY HAS INCURRED OPERATING LOSSES SINCE INCEPTION.

Since its inception in 2000, the Company has incurred losses every quarter. The extent of the Company’s future operating losses and the timing of profitability are highly uncertain, and it may never achieve or sustain profitability.  The Company has incurred a net loss for the three months ended March 31, 2012 of ($20,054).  At March 31, 2012, the Company had an accumulated deficit from inception of ($821,571). The Company anticipates that it will continue to incur operating loses for the foreseeable future and it is possible that the Company will never generate substantial revenues from its products.

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

RISKS RELATED TO CAPITAL STRUCTURE

THERE IS NO ASSURANCE OF AN ESTABLISHED PUBLIC TRADING MARKET.

Although the Company's common stock is quoted on the OTC Pink Sheets, a regular trading market for the securities may not be sustained in the future. The OTC Pink Sheets is an inter-dealer, over-the-counter market that provides significantly less liquidity than other exchanges. Quotes for stocks included on the OTC Pink Sheets are not listed in the financial sections of newspapers as are those for other major exchanges. Therefore, prices for securities traded solely on the OTC Pink Sheets may be difficult to obtain and holders of common stock may be unable to resell their securities at or near their original offering price or at any price. Market prices for the Company's common stock will be influenced by a number of factors, including:

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

FOLLOWING THE COMPANY’S TECHNOLOGY LICENSE TRANSACTION, THE PRINCIPAL SHAREHOLDERS OF THE LICENSOR HAVE SIGNIFICANT INFLUENCE OVER THE COMPANY.

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

ITEM 4.  (REMOVED AND RESERVED)

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

FIRST NATIONAL ENERGY CORPORATION

Dated: May 23, 2012	By:	/s/ Gregory Sheller
Gregory Sheller,
Chief Executive Officer