Form 10-Q
period 2012-06-30
First National Energy Corp.
filed 2012-08-30
CIK 1142129

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
☑    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

or

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

As of August 28, 2012, there were 99,765,228 common shares issued and outstanding.

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS.

First National Energy Corporation

(Formerly First National Power Corporation)

(A Development Stage Company)

 Consolidated Interim Financial Statements (unaudited)

For the 6-month periods ended June 30, 2012 and 2011

(Amounts expressed in US Dollars)

Index

Consolidated Interim Balance Sheets as at June 30, 2012 (unaudited) and December 31, 2011 (audited)	3

Consolidated Interim Statements of Operations and Comprehensive Loss for the 6-month periods ended June 30, 2012 and June 30, 2011 and for the cumulative period since inception (unaudited)	4

Consolidated Interim Statements of Operations and Comprehensive Loss for the 3-month periods ended June 30, 2012 and June 30, 2011	5

Consolidated Interim Statements of Cash Flows for the 6-month periods ended June 30, 2012 and June 30, 2011 and for the cumulative period since inception (unaudited)	6

Consolidated Interim Statements of Stockholders’ Equity (Deficiency) for the period since inception to June 30, 2012 (unaudited)	7 – 10

Condensed Notes to Consolidated Interim Financial Statements (unaudited)	11 - 20

FIRST NATIONAL ENERGY CORPORATION
(Formerly First National Power Corporation)
(A Development Stage Company)
Consolidated Balance Sheets
As of June 30, 2012 and December 31, 2011
(Amounts expressed in US Dollars)

	June 30	December 31
	2012	2011
	(unaudited)	(audited)

	$	$
ASSETS
CURRENT ASSETS
Cash	3,246	4,563

License for SWEG technology (Note 4)	200	200

	3,446	4,763

LIABILITIES
CURRENT LIABILITIES
Accounts payable and accrued liabilities (Note 5)	36,800	23,130
Loan payable to shareholder	50,512	39,956
Loan payable to Boreas Research Corporation (Note 6)	540,000	540,000
	627,312	603,086

Related Party Transaction (Note 8)
Going Concern (Note 2)
Other Contingent Liabilities (Note 12)

STOCKHOLDERS’ DEFICIENCY

Capital Stock (Note 7)	99,765	99,765
Additional paid-in Capital	103,329	103,329
Deficit accumulated during the development stage	(827,014)	(801,481)

Total FNEC Stockholders' Deficit	(623,920)	(598,387)

Non-controlling interest	54	64

	(623,866)	(598,323)

	3,446	4,763

The accompanying notes form an integral part of these consolidated interim financial statements

FIRST NATIONAL ENERGY CORPORATION
(Formerly First National Power Corporation)
(A Development Stage Company)
Consolidated Statements of Operations and Comprehensive Loss
For the 6-month periods ended June 30, 2012 and 2011 and the cumulative period since inception
(Amounts expressed in US Dollars)

	Cumulative
	Since
	Inception	2012	2011
		(unaudited)	(unaudited)

	$	$	$
OPERATING EXPENSES

Interest Income	(6,924)	-	1,718
Forgiveness of accounts payable and loans	(47,394)	-	-
General and administrative expenses	589,596	25,244	24,545
Loss on foreign exchange	879	299	-
Project development costs	287,677	-	88
Interest Expense	3,226	-	-
NET LOSS	827,060	25,543	26,351

Net loss attributable to non-controlling interest	(46)	(10)	-

Net loss attributable to FNEC Stockholders	827,014	25,533	26,351

Net loss per share, basic and diluted		$0.00	$0.00

Weighted average common shares outstanding		99,865,228	99,746,598

COMPREHENSIVE LOSS
NET LOSS	827,060	25,543	26,351

Other Comprehensive Loss	-	-	-

Comprehensive Loss	827,060	25,543	26,351

Comprehensive Loss attributable to non-controlling interest	(46)	(10)	-
Comprehensive Loss attributable to FNEC Stockholders	827,014	25,533	26,351

The accompanying notes form an integral part of these consolidated interim financial statements

FIRST NATIONAL ENERGY CORPORATION
(Formerly First National Power Corporation)
(A Development Stage Company)
Consolidated Statements of Operations and Comprehensive Loss
For the 3-month periods ended June 30, 2012 and 2011
(Amounts expressed in US Dollars)

	2012	2011
	(unaudited)	(unaudited)

	$	$
OPERATING EXPENSES

Interest Income	-	1,718
Forgiveness of accounts payable and loans	-	-
General and administrative expenses	5,489	17,815
Loss on foreign exchange	-	-
Project development costs	-	(472)
Interest Expense	-	-
NET LOSS	5,489	19,061

Net loss attributable to non-controlling interest	(4)	-

Net loss attributable to FNEC Stockholders	5,485	19,061

Net loss per share, basic and diluted	$0.00	$0.00

Weighted average common shares outstanding	99,865,228	99,746,598

COMPREHENSIVE LOSS
NET LOSS	5,489	19,061

Other Comprehensive Loss	-	-

Comprehensive Loss	5,489	19,061

Comprehensive Loss attributable to non-controlling interest	(4)	-
Comprehensive Loss attributable to FNEC Stockholders	5,485	19,061

The accompanying notes form an integral part of these consolidated interim financial statements

FIRST NATIONAL ENERGY CORPORATION
(Formerly First National Power Corporation)
(A Development Stage Company)
Consolidated Statements of Cash Flows
For the 6-month periods ended June 30, 2012 and 2011 and the cumulative period since inception
(Amounts expressed in US Dollars)

	Cumulative
	Since
	Inception	2012	2011
		(unaudited)	(unaudited)

	$	$	$
CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	(827,060)	(25,543)	(26,351)
Adjustments for items not affecting cash
Shares issued for services rendered	347,210	-	-
Shares issued for debt forgiveness	(258,313)	-	-
Forgiveness of accounts payable and loans	(47,394)	-	-
Increase (decrease) in accounts payable		-
and accrued liabilities	80,755	13,670	17,731

Net cash used in operating activities	(704,803)	(11,873)	(8,620)

CASH FLOWS FROM FINANCING ACTIVITIES

Loan from Stockholders	312,265	10,557	-
Proceeds from issuance of capital stock	355,784	-	-
Acquisition of India technology license	(600,000)	-	-
Loan from Boreas Research Corporation, net	540,000		-
Proceeds of sale of non-controlling interest in subsidiary	100,000	-	-

Net cash provided by financing activities	708,049	10,557	-

NET INCREASE (DECREASE) IN CASH	3,246	(1,317)	(8,620)

Cash, beginning of period	-	4,563	14,988

CASH, END OF PERIOD	3,246	3,246	6,368

SUPPLEMENTARY DISCLOSURE

INCOME TAXES PAID	-	-	-

INTEREST PAID	3,226	-	-

The accompanying notes form an integral part of these consolidated interim financial statements

FIRST NATIONAL ENERGY CORPORATION
(Formerly First National Power Corporation)
(A Development Stage Company)
Consolidated Statements of Changes in Stockholders’ Equity (Deficiency)
For the period since inception to June 30 2012
(Amounts expressed in US Dollars)

	Common stock - number of shares	Common stock - dollar amount at par value	Common stock subscribed	Additional paid-in capital	Deficit accumulated during the development stage	Total FNEC stockholders' deficit	Non-controlling interests	Total stockholders' deficit
		$	$	$	$	$	$	$

Balance at November 16, 2000
Issuance of common stock for cash	100,000	100		900		1,000		1,000
Net Loss for the Period					(968)	(968)		(968)

Balance as of December 31, 2000	100,000	100	-	900	(968)	32	-	32

Issuance of stock for cash	400,000	400		3,600		4,000		4,000
Issuance of stock for cash	700,000	700		6,300		7,000		7,000
Issuance of stock for cash	850,000	850		7,650		8,500		8,500
Currency Translation				100		100		100
Net Loss for the Year					(23,954)	(23,954)		(23,954)

Balance as of December 31, 2001	2,050,000	2,050	-	18,550	(24,922)	(4,322)	-	(4,322)

Expiration of recission offer forsale of stock	63,536	64		6,290		6,354		6,354
Net Loss for the Year					(26,047)	(26,047)		(26,047)

Balance as of December 31, 2002	2,113,536	2,114	-	24,840	(50,969)	(24,015)	-	(24,015)

The accompanying notes form an integral part of these consolidated interim financial statements

FIRST NATIONAL ENERGY CORPORATION
(Formerly First National Power Corporation)
(A Development Stage Company)
Consolidated Statements of Changes in Stockholders’ Equity (Deficiency)
For the period since inception to June 30 2012
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
For the period since inception to June 30 2012
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

The accompanying notes form an integral part of these consolidated interim financial statements

FIRST NATIONAL ENERGY CORPORATION
(Formerly First National Power Corporation)
(A Development Stage Company)
Consolidated Statements of Changes in Stockholders’ Equity (Deficiency)
For the period since inception to June 30 2012
(Amounts expressed in US Dollars)

	Common stock - number of shares	Common stock - dollar amount at par value		Common stock subscribed	Additional paid-in capital	Deficit accumulated during the development stage	Total FNEC stockholders' deficit	Non-controlling interests	Total stockholders' deficit
		$		$	$	$	$	$	$

Shares issued in exchange for debt forgiveness	100,000		100		258,213		258,313		258,313
Return of shares for cancellation	(296,400)		(296)		296				-
Shares issued for services rendered	296,400		296		14,524		14,820		14,820
Sale of non-controlling interest in subsidiary	100,000				99,900		99,900	100	100,000
Purchase of SWEG technology license					(599,900)		(599,900)		(599,900)
Net Loss for the Year						(75,237)	(75,237)	(26)	(75,263)

Balance as of December 31, 2010	99,865,228		99,765	-	103,329	(741,249)	(538,155)	74	(538,081)

Net Loss for the Period						(60,232)	(60,232)	(10)	(60,242)

Balance as of December 31, 2011	99,865,228		99,765	-	103,329	(801,481)	(598,387)	64	(598,323)

Net Loss for the Period						(25,533)	(25,533)	(10)	(25,533)

Balance as of June 30, 2012	99,865,228		99,765	-	103,329	(827,014)	(623,920)	54	(623,866)

The accompanying notes form an integral part of these consolidated interim financial statements

First National Energy Corporation
(Formerly First National Power Corporation)
(A Development Stage Company)
Condensed Notes to the Interim Consolidated Financial Statements
June 30, 2012 and June 30, 2011
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

First National Energy Corporation
(Formerly First National Power Corporation)
(A Development Stage Company)
 Condensed Notes to the Interim Consolidated Financial Statements
June 30, 2012 and June 30, 2011
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

First National Energy Corporation
(Formerly First National Power Corporation)
(A Development Stage Company)
 Condensed Notes to the Interim Consolidated Financial Statements
June 30, 2012 and June 30, 2011
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

a)  Basis of Presentation and Consolidation

The consolidated financial statements include the accounts of First National Energy Corporation, its wholly-owned subsidiary First National Energy (Canada) Corporation and its majority owned subsidiary Pavana Power Corporation. All material inter-company amounts have been eliminated.

First National Energy Corporation
(Formerly First National Power Corporation)
(A Development Stage Company)
 Condensed Notes to the Interim Consolidated Financial Statements
June 30, 2012 and June 30, 2011
(Amounts expressed in US Dollars)

The accompanying unaudited interim consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 8-03 of Regulation S-X related to smaller reporting companies.

Operating results for the periods presented are not necessarily indicative of the results that may be expected for the full year.  In the opinion of management, all adjustments, consisting only of normal recurring adjustments, considered necessary for a fair presentation, have been included in the accompanying unaudited condensed consolidated financial statements.

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

First National Energy Corporation
(Formerly First National Power Corporation)
(A Development Stage Company)
 Condensed Notes to the Interim Consolidated Financial Statements
June 30, 2012 and June 30, 2011
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

(see Notes 1 (b) and 1 (c))

First National Energy Corporation
(Formerly First National Power Corporation)
(A Development Stage Company)
 Condensed Notes to the Interim Consolidated Financial Statements
June 30, 2012 and June 30, 2011
(Amounts expressed in US Dollars)

5.         ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities are comprised of the following;

	2012	2011
Professional fees payable and accrued	$36,800	$23,130
Advances from Company director	50,512	$39,956

	$87,312	$63,086

Also see note 6.

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

b)  Issued

June 30, 2012 and 2011:    99,865,228 Common shares

First National Energy Corporation
(Formerly First National Power Corporation)
(A Development Stage Company)
 Condensed Notes to the Interim Consolidated Financial Statements
June 30, 2012 and June 30, 2011
(Amounts expressed in US Dollars)

c) Changes to Issued Share Capital

On April 14, 2010, the Company issued 100,000 units in a subsidiary Pavana Power Corporation, at a value of $1.00 per unit for gross proceeds of $100,000 as part of a private placement. Each unit consisted of one common share and common stock purchase warrant at exercised price of $.50 per share.  The Units were exercisable until June 30, 2011. The holder did not exercise the warrant and the units were expired as at that date.

Except for the above, there were no further changes to the Company’s Issued Share Capital.

During the year ended December 31, 2010, the Company had the following changes to its Issued Share Capital;

-	Issued 100,000 shares in full settlement of an outstanding debt to an existing Stockholder. The implied per share value of the settlement was $2.58313 per share.
-
The Company issued 100,000 units in a subsidiary Pavana Power Corporation, at a value of $1.00 per unit for gross proceeds of $100,000 as part of a private placement. This resulted in the subsidiary having a non-controlling interest holding of .1% of the outstanding shares with First National Energy Corporation holding the balance of the shares. Each unit consists of one common share and common stock purchase warrant entitling the holder to purchase one warrant share at an exercise price of $.50 per share. The warrants are exercisable on the date of the issuance of the units. The Units are exercisable for a period of 1 year until June 30, 2011.

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

The Company has been lent money from one of their directors. This money is being used to pay for the day to day operations. The loan carries no interest rate and has no set repayment date.

First National Energy Corporation
(Formerly First National Power Corporation)
(A Development Stage Company)
 Condensed Notes to the Interim Consolidated Financial Statements
June 30, 2012 and June 30, 2011
(Amounts expressed in US Dollars)

	2012	2011
Due to Director	$50,512	$39,956

	$50,512	$39,956

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

First National Energy Corporation
(Formerly First National Power Corporation)
(A Development Stage Company)
 Condensed Notes to the Interim Consolidated Financial Statements
June 30, 2012 and June 30, 2011
(Amounts expressed in US Dollars)

At June 30, 2012, the only assets measured at fair value using level 1 of the three fair value hierarchy tiers described above was cash of $3,246 ($4,563 – 2011) and accounts payable of $87,312 ($63,086 – 2011). The Company did not have any fair value assets or liabilities classified as level 2 or 3.

12.         OTHER CONTINGENT LIABILITIES

Pursuant to Note 1 ( c ), under the Technology License purchased by Pavana, the Company has a contingent liability for royalties at the rate of 5% for all revenues derived by Pavana using this technology.

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

As at the date of these financial statements the Company does not have any interest-bearing debt.

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

First National Energy Corporation
(Formerly First National Power Corporation)
(A Development Stage Company)
 Condensed Notes to the Interim Consolidated Financial Statements
June 30, 2012 and June 30, 2011
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

Results of Operations

Six Months Ended June 30, 2012, compared to the Six Months Ended June 30, 2011

Assets

Licensed technology assets, net of amortization, were unchanged at $200, after having been restated in an earlier period which had the effect of reducing the carrying value of the two technology licenses held by the Registrant and its wholly-owned subsidiary by $2,279,377. [See note 1(d) of accompanying financial statements].

Revenues

The Company did not generate any operating revenues in the six months ended June 30, 2012 or in the six months ended June 30, 2011.

Costs and Expenses

Amortization of Acquired Technology

There was no amortization of the Company’s technology assets during the six months ended June 30, 2012, as compared to $nil during the comparable period in 2011.

General and Administrative

Operating expenses increased to $25,543 during the six months ended June 30, 2012, as compared to $26,351 during the comparable period in 2011. This decrease was primarily due to expenses associated with administration and filings.

Liquidity and Capital Resources

Cash and cash equivalents were $3,246 at June 30, 2012, compared to $6,368 at June 30, 2011.

The Company is a development stage company and has not generated any operating revenues as of June 30, 2012. In addition, the Company will continue to incur net losses and cash flow deficiencies from operating activities for the foreseeable future.

Based on its cash flow projections, the Company will need additional financing to carry out its planned business activities and complete its plan of operations through December 31, 2012. At the Company’s present level of activities, the Company’s cash and cash equivalents are considered insufficient and this draws a substantial doubt as to the Company’s ability to continue as a going concern.

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

Net cash used in operating activities was ($11,873) for the six months ended June 30, 2012 as compared to ($8,620) during the comparable period in 2011. The increase in net cash used in operations was primarily due to reduction in the accounts payable of the Company.

The Company had no net cash used in or provided by financing activities during the six months ended June 30, 2012 and 2011.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

(Not applicable)

ITEM 4. CONTROLS AND PROCEDURES.

As of June 30, 2012, the Registrant carried out an evaluation of the effectiveness of the Registrant’s disclosure controls and procedures (as defined by Rule 13a-15(e) under the Securities Exchange Act of 1934) under the supervision and with the participation of the Registrant’s chief executive and chief financial officer. Based on and as of the date of such evaluation, the aforementioned officer has concluded that the Registrant’s disclosure controls and procedures were not effective.

The Registrant also maintains a system of internal accounting controls that is designed to provide assurance that assets are safeguarded and that transactions are executed in accordance with management’s authorization and properly recorded. This system is continually reviewed and is augmented by written policies and procedures, the careful selection and training of qualified personnel and an internal audit program to monitor its effectiveness. During the interim period ended June 30, 2012, there were no changes to this system of internal controls or in other factors that could significantly affect those controls.

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

FIRST NATIONAL ENERGY COMPANY HAS INCURRED OPERATING LOSSES SINCE INCEPTION.

Since its inception in 2000, the Company has incurred losses every quarter. The extent of the Company’s future operating losses and the timing of profitability are highly uncertain, and it may never achieve or sustain profitability.  The Company has incurred a net loss for the six months ended June 30, 2012 of ($25,543).  At June 30, 2012, the Company had an accumulated deficit from inception of ($827,060). The Company anticipates that it will continue to incur operating loses for the foreseeable future and it is possible that the Company will never generate substantial revenues from its products.

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

FOLLOWING THE COMPANY’S TECHNOLOGY LICENSE TRANSACTION, THE PRINCIPAL SHAREHOLDERS OF THE LICENSOR HAVE SIGNIFICANT INFLUENCE OVER THE COMPANY.

The officers, directors and insiders of the Company beneficially own, in the aggregate, 86.42% of the Company's outstanding voting stock. As a result, the principal shareholders of Boreas Research Corporation, the Company’s technology licensor, will possess significant influence over the Company, giving them the ability, among other things, to elect a majority of the Company's Board of Directors and to approve significant corporate transactions. Such stock ownership and control may also have the effect of delaying or preventing a future change in control of the Company, impeding an acquisition, consolidation, takeover or other business combination or discourage a potential acquirer from making a tender offer or otherwise attempting to obtain control of the Company.

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
_____
* Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST NATIONAL ENERGY CORPORATION

Dated: Aug 30, 2012	By:	/s/ Gregory Sheller
Gregory Sheller,
Chief Executive Officer