Form 10-Q
period 2012-09-30
First National Energy Corp.
filed 2013-01-16
CIK 1142129

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

or

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

 (Former Name, Former Address, and Former Fiscal Year, if Changed Since Last Report

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

As of January 15, 2013, there were 99,765,228 common shares issued and outstanding.

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

First National Energy Corporation

(Formerly First National Power Corporation)

(A Development Stage Company)

 Consolidated Interim Financial Statements (unaudited)

For the 9-month periods ended September 30, 2012 and 2011

(Amounts expressed in US Dollars)

Index

Consolidated Interim Balance Sheets as at September 30, 2012 (unaudited) and December 31, 2011 (audited)	3

Consolidated Interim Statements of Operations and Comprehensive Loss for the 9-month periods ended September 30, 2012 and September 30, 2011 and for the cumulative period since inception (unaudited)	4

Consolidated Interim Statements of Operations and Comprehensive Loss for the 3-month periods ended September 30, 2012 and September 30, 2011	5

Consolidated Interim Statements of Cash Flows for the 9-month periods ended September 30, 2012 and September 30, 2011 and for the cumulative period since inception (unaudited)	6

Consolidated Interim Statements of Stockholders’ Equity (Deficiency) for the period since inception to September 30, 2012 (unaudited)	7 - 10

Condensed Notes to Consolidated Interim Financial Statements (unaudited)	11 - 18

FIRST NATIONAL ENERGY CORPORATION
(Formerly First National Power Corporation)
(A Development Stage Company)
Consolidated Balance Sheets
As of September 30, 2012 and December 31, 2011
(Amounts expressed in US Dollars)

	September 30	December 31
	2012	2011
	(unaudited)	(audited)

	$	$
ASSETS
CURRENT ASSETS
Cash	3,222	4,563

Licenses for technology (Note 4)	200	200

	3,422	4,763

LIABILITIES
CURRENT LIABILITIES
Accounts payable and accrued liabilities (Note 5)	35,800	23,130
Loan payable to director	57,924	39,956
Loan payable to Boreas Research Corporation (Note 6)	540,000	540,000
	633,724	603,086

Related Party Transaction (Note 8)
Going Concern (Note 2)
Other Contingent Liabilities (Note 12)

STOCKHOLDERS’ DEFICIENCY

Capital Stock (Note 7)	99,765	99,765
Additional paid-in Capital	103,329	103,329
Deficit accumulated during the development stage	(833,450)	(801,481)
Total FNEC Stockholders' Deficit	(630,356)	(598,387)
Non-controlling interest	54	64
	(630,302)	(598,323)

	3,422	4,763

The accompanying notes form an integral part of these consolidated interim financial statements

FIRST NATIONAL ENERGY CORPORATION
(Formerly First National Power Corporation)
(A Development Stage Company)
Consolidated Statements of Operations and Comprehensive Loss
For the 9-month periods ended September 30, 2012 and 2011 and the cumulative period since inception
(Amounts expressed in US Dollars)

	Cumulative
	Since
	Inception	2012	2011
	(unaudited)	(unaudited)	(unaudited)

	$	$	$
OPERATING EXPENSES

Interest Income	(6,924)	-	-
Forgiveness of accounts payable and loans	(47,394)	-	-
General and administrative expenses	596,064	31,712	37,274
Loss on foreign exchange	847	267	-
Project development costs	287,677	-	-
Interest Expense	3,226	-	-
NET LOSS	833,496	31,979	37,274

Net loss attributable to non-controlling interest	(46)	(10)	(7)

Net loss attributable to FNEC Stockholders	833,450	31,969	37,267

Net loss per share, basic and diluted		$0.00	$0.00

Weighted average common shares outstanding		99,865,228	99,865,228

COMPREHENSIVE LOSS
NET LOSS	833,496	31,979	37,274

Other Comprehensive Loss	-	-	-

Comprehensive Loss	833,496	31,979	37,274

Comprehensive Loss attributable to non-controlling interest	(46)	(10)	(7)
Comprehensive Loss attributable to FNEC Stockholders	833,450	31,969	37,267

The accompanying notes form an integral part of these consolidated interim financial statements

FIRST NATIONAL ENERGY CORPORATION
(Formerly First National Power Corporation)
(A Development Stage Company)
Consolidated Statements of Operations and Comprehensive Loss
For the 3-month periods ended September 30, 2012 and 2011
(Amounts expressed in US Dollars)

	2012	2011
	(unaudited)	(unaudited)

	$	$
OPERATING EXPENSES

Interest Income	-	-
Forgiveness of accounts payable and loans	-	-
General and administrative expenses	6,467	10,923
Loss on foreign exchange	(32)	-
Project development costs	-	-
Interest Expense	-	-
NET LOSS	6,435	10,923

Net loss attributable to non-controlling interest	-	-

Net loss attributable to FNEC Stockholders	6,435	10,923

Net loss per share, basic and diluted	$0.00	$0.00

Weighted average common shares outstanding	99,865,228	99,865,228

COMPREHENSIVE LOSS
NET LOSS	6,435	10,923

Other Comprehensive Loss	-	-

Comprehensive Loss	6,435	10,923

Comprehensive Loss attributable to non-controlling interest	-	-
Comprehensive Loss attributable to FNEC Stockholders	6,435	10,923

The accompanying notes form an integral part of these consolidated interim financial statements

FIRST NATIONAL ENERGY CORPORATION
(Formerly First National Power Corporation)
(A Development Stage Company)
Consolidated Statements of Cash Flows
For the 9-month periods ended September 30, 2012 and 2011 and the cumulative period since inception
(Amounts expressed in US Dollars)

	Cumulative
	Since
	Inception	2012	2011
	(unaudited)	(unaudited)	(unaudited)

	$	$	$
CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	(833,496)	(31,979)	(37,274)
Adjustments for items not affecting cash
Shares issued for services rendered	347,210	-	-
Shares issued for debt forgiveness	(258,313)	-	-
Forgiveness of accounts payable and loans	(47,394)	-	-
Increase in accounts payable and accrued liabilities	79,754	12,669	28,703

Net cash used in operating activities	(712,239)	(19,310)	(8,571)

CASH FLOWS FROM FINANCING ACTIVITIES

Loan from Stockholders	319,677	17,969	-
Proceeds from issuance of capital stock	355,784	-	-
Acquisition of India technology license	(600,000)	-	-
Loan from Boreas Research Corporation, net	540,000		-
Proceeds of sale of non-controlling interest in subsidiary	100,000	-	-

Net cash provided by financing activities	715,461	17,969	-

NET INCREASE (DECREASE) IN CASH	3,222	(1,341)	(8,571)

Cash, beginning of period	-	4,563	14,988

CASH, END OF PERIOD	3,222	3,222	6,417

SUPPLEMENTARY DISCLOSURE

INCOME TAXES PAID	-	-	-

INTEREST PAID	3,226	-	-

The accompanying notes form an integral part of these consolidated interim financial statements

FIRST NATIONAL ENERGY CORPORATION
(Formerly First National Power Corporation)
(A Development Stage Company)
Consolidated Statements of Changes in Stockholders’ Equity (Deficiency)
For the period since inception to September 30, 2012
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
For the period since inception to September 30, 2012
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
For the period since inception to September 30, 2012
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

The accompanying notes form an integral part of these consolidated interim financial statements

FIRST NATIONAL ENERGY CORPORATION
(Formerly First National Power Corporation)
(A Development Stage Company)
Consolidated Statements of Changes in Stockholders’ Equity (Deficiency)
For the period since inception to September 30, 2012
(Amounts expressed in US Dollars)

	Common stock - number of shares	Common stock - dollar amount at par value	Common stock subscribed	Additional paid-in capital	Deficit accumulated during the development stage	Total FNEC stockholders' deficit	Non-controlling interests	Total stockholders' deficit

		$	$	$	$	$	$	$

Shares issued in exchange for debt forgiveness	100,000	100		258,213		258,313		258,313
Return of shares for cancellation	(296,400)	(296)		296				-
Shares issued for services rendered	296,400	296		14,524		14,820		14,820
Sale of non-controlling interest in subsidiary	100,000			99,900		99,900	100	100,000
Purchase of SWEG technology license				(599,900)		(599,900)		(599,900)
Net Loss for the Year					(75,237)	(75,237)	(26)	(75,263)

Balance as of December 31, 2010	99,865,228	99,765	-	103,329	(741,249)	(538,155)	74	(538,081)

Net Loss for the Period					(60,232)	(60,232)	(10)	(60,242)

Balance as of December 31, 2011	99,865,228	99,765	-	103,329	(801,481)	(598,387)	64	(598,323)

Net Loss for the Period					(31,971)	(31,971)	(8)	(31,979)

Balance as of September 30, 2012	99,865,228	99,765	-	103,329	(833,452)	(630,358)	56	(630,302)

The accompanying notes form an integral part of these consolidated interim financial statements

First National Energy Corporation
(Formerly First National Power Corporation)
Notes to the Interim Consolidated Financial Statements
September 30, 2012 and September 30, 2011
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

b)  Purchase of Technology License

On April 20, 2009, the Company entered into a preliminary letter of intent with Boreas Research Corporation (“Boreas”), a Florida corporation, pursuant to which the Company would acquire a territorial license to Supplemental Wind Energy Generator (“SWEG”) and certain rights in alternative energy technology of Boreas, in exchange for a quantity of newly issued common shares of the Company. The letter of intent was superseded by a Technology License and Stock Purchase Agreement (the “Agreement”) between the Company and Boreas that was consummated on May 25, 2009 (the “Closing”), at which time the Company issued to the stockholders of Boreas 98,800,000 new restricted and unregistered common shares of the Company and agreed to pay certain future royalties to Boreas from net revenues realized by the Company from the technology license. The consideration issued in the transaction was determined as a result of arm’s-length negotiations between the parties.

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
Notes to the Interim Consolidated Financial Statements
September 30, 2012 and September 30, 2011
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
Notes to the Interim Consolidated Financial Statements
September 30, 2012 and September 30, 2011
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
Notes to the Interim Consolidated Financial Statements
September 30, 2012 and September 30, 2011
(Amounts expressed in US Dollars)

The accompanying unaudited interim consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 8-03 of Regulation S-X related to smaller reporting companies.

The unaudited interim consolidated financial statements should be read in conjunction with the financial statements and Notes thereto together with management’s discussion and analysis of financial condition and results of operations contained in the Company’s annual report on Form 10-K for the year ended December 31, 2011. In the opinion of management, the accompanying interim consolidated financial statements reflect all adjustments of a normal recurring nature considered necessary to fairly state the financial position of the Company at September 30, 2012, the results of its operations for the three -and nine-month periods ended September 30, 2012 and 2011, and its cash flows for the nine -month periods ended September 30, 2012 and 2011. In addition, some of the Company’s statements in its quarterly report on Form 10-Q may be considered forward-looking and involve risks and uncertainties that could significantly impact expected results. The results of operations for the nine -month period ended September 30, 2012 are not necessarily indicative of results to be expected for the full year.

 4.         LICENSES FOR TECHNOLOGY

	2012			2011
	Cost	Accumulated Amortization	Net Book Value	Net Book Value

North American Technology License	$100	$-	$100	$100
Indian Technology License	100	-	100	100
	$200	$-	$200	$200

(see Notes 1 (b) and 1 (c))

5.         ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities are comprised of the following;

	2012	2011
Professional fees payable and accrued	$35,800	$23,130
Advances from Director	57,924	39,956
	$93,724	$63,086

Also see note 8.

First National Energy Corporation
(Formerly First National Power Corporation)
Notes to the Interim Consolidated Financial Statements
September 30, 2012 and September 30, 2011
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

7.         CAPITAL STOCK

a)         Authorized

300,000,000 Common shares with a par value of $0.001 per share (2011: 300,000,000)

b)         Issued

September 30, 2012 and 2011:  99,865,228 Common shares

c)         Changes to Issued Share Capital

On April 14, 2010, the Company issued 100,000 units in a subsidiary Pavana Power Corporation, at a value of $1.00 per unit for gross proceeds of $100,000 as part of a private placement. Each unit consisted of one common share and common stock purchase warrant at exercised price of $.50 per share.  The Units were exercisable until September30, 2011. The holder did not exercise the warrant and the units were expired as at that date.

Except for the above, there were no further changes to the Company’s Issued Share Capital.

First National Energy Corporation
(Formerly First National Power Corporation)
Notes to the Interim Consolidated Financial Statements
September 30, 2012 and September 30, 2011
(Amounts expressed in US Dollars)

During the year ended December 31, 2010, the Company had the following changes to its Issued Share Capital;

-	Issued 100,000 shares in full settlement of an outstanding debt to an existing Stockholder. The implied per share value of the settlement was $2.58313 per share.
-
The Company issued 100,000 units in a subsidiary Pavana Power Corporation, at a value of $1.00 per unit for gross proceeds of $100,000 as part of a private placement. This resulted in the subsidiary having a non-controlling interest holding of .1% of the outstanding shares with First National Energy Corporation holding the balance of the shares. Each unit consists of one common share and common stock purchase warrant entitling the holder to purchase one warrant share at an exercise price of $.50 per share. The warrants are exercisable on the date of the issuance of the units. The Units are exercisable for a period of 1 year until September 30, 2011.

-	A retiring president of the Company asked that upon his retirement, his 296,400 shares be returned to treasury for cancellation.
-	The Company issued 296,400 shares to a director who has been working on further development of the technology. The service was valued at $14,820 and is included in project development costs.

8.         RELATED PARTY TRANSACTION

The Company’s majority owned subsidiary, Pavana Power Corporation, acquired a technology license to the SWEG technology for the Republic of India from Boreas Research Corporation, a company related by virtue of common control. (see Note  1(c)). Pavana agreed to pay $600,000 to acquire the license to the SWEG technology for the territory of the Republic of India. During 2010, Pavana paid $60,000 and as at September 30, 2012, there is a remaining debt of $540,000 owing to Boreas Research Corporation. See further details on the loan in Note 1 c).

The Company has been lent money from one of its directors. This money is being used to pay for the day to day operations. The loan carries no interest and has no set repayment date.

	2012	2011
Advances from Director	$57,924	$39,956
	$57,924	$39,956

9.         SEGMENTED INFORMATION

The Company operates in only one business segment, namely the development of alternative energy sources. All of the Company’s assets are located in the United States of America.

First National Energy Corporation
(Formerly First National Power Corporation)
Notes to the Interim Consolidated Financial Statements
September 30, 2012 and September 30, 2011
(Amounts expressed in US Dollars)

10.         FAIR VALUE MEASUREMENTS

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

At September30, 2012, the only assets measured at fair value using level 1 of the three fair value hierarchy tiers described above was cash of $3,246 ($4,563 – 2011) and accounts payable of $87,312 ($63,086 – 2011). The Company did not have any fair value assets or liabilities classified as level 2 or 3.

11.         OTHER CONTINGENT LIABILITIES

Pursuant to Note 1 ( c ), under the Technology License purchased by Pavana, the Company has a contingent liability for royalties at the rate of 5% for all revenues derived by Pavana using this technology.

12.         CAPITAL MANAGEMENT

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

First National Energy Corporation
(Formerly First National Power Corporation)
Notes to the Interim Consolidated Financial Statements
September 30, 2012 and September 30, 2011
(Amounts expressed in US Dollars)

13.         FAIR VALUE OF FINANCIAL INSTRUMENTS AND RISK FACTORS

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

14.         OTHER CONTINGENCY

The Company’s board of directors has approved a distribution (the “Distribution” or the “spin-off”) by the Company to its shareholders of all the shares of Common Stock, par value $0.001 per share (the “Pavana Common Stock”), of its majority-owned subsidiary, Pavana Power Corporation (“Pavana”) held by the Company immediately prior to the spin-off. Immediately prior to the time of the Distribution, the Company will hold 99.9% of all of Pavana’s outstanding shares of Common Stock which, at the time of the Distribution, will represent approximately 99.9% of the general voting power of Pavana’s outstanding capital stock. At the time of the Distribution, which is anticipated to occur shortly after the effectiveness of a pending registration statement filed by Pavana for its Pavana Common Stock, the Company will distribute all of the outstanding shares of Pavana Common Stock on a pro rata basis to holders of the Company’s common stock. Every one (1) share of the Company’s common stock outstanding as of the close of business on the record date for the spin-off (the “record date”), will entitle the holder thereof to receive one (1) share of Pavana Common Stock. The Distribution will be made by the transfer agent for both Pavana and the Company, which will issue and distribute physical certificates to the Company’s stockholders as of the record date, evidencing the shares of Pavana Common Stock to be distributed on the distribution date.  It is not anticipated that any fractional shares of Pavana Common Stock will need to be distributed. The Company expects that the spin-off will be tax-free to the Company’s shareholders for U.S. federal income tax purposes. Immediately after the Distribution is completed, Pavana will be a publicly traded company independent from the Company. From and after the Distribution, certificates representing the Company’s common stock will continue to represent the Company’s common stock, which at that point will include the remaining business of the Company.

As at September 30, 2012, the transaction has not been completed and a future date is not determinable

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

Results of Operations

Nine Months Ended September 30, 2012, compared to the Nine Months Ended September 30, 2011

Assets

Licensed technology assets, net of amortization, were unchanged at $200, after having been restated in an earlier period which had the effect of reducing the carrying value of the two technology licenses held by the Registrant and its wholly-owned subsidiary by $2,279,377. [See note 1(d) of accompanying financial statements].

Revenues

The Company did not generate any operating revenues in the nine months ended September 30, 2012 or in the nine months ended September 30, 2011.

Costs and Expenses

Amortization of Acquired Technology

There was no amortization of the Company’s technology assets during the nine months ended September 30, 2012, as compared to $ 0 during the comparable period in 2011.

General and Administrative

Operating expenses increased to $31,979 during the nine months ended September 30, 2012, as compared to $37,274 during the comparable period in 2011. This decrease was primarily due to expenses associated with administration and filings.

Liquidity and Capital Resources

Cash was $3,222 at September 30, 2012, compared to $6,417 at September 30, 2011.

The Company is a development stage company and has not generated any operating revenues as of September 30, 2012. In addition, the Company will continue to incur net losses and cash flow deficiencies from operating activities for the foreseeable future.

Based on its cash flow projections, the Company will need additional financing to carry out its planned business activities and complete its plan of operations through December 31, 2012. At the Company’s present level of activities, the Company’s cash is considered insufficient and this draws a substantial doubt as to the Company’s ability to continue as a going concern.

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

Net cash used in operating activities was ($19,310) for the nine months ended September 30, 2012 as compared to ($8,571) during the comparable period in 2011. The decrease in net cash used in operations was primarily due to increases in the expenses of the S-1 preparation for Pavana Power Corp.

During the nine months ended September 30, 2012 and 2011, the Company used cash to cover the expenses of operation and received additional financing through additional loans from a company director.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.  (Not applicable)

ITEM 4. CONTROLS AND PROCEDURES.

As of September 30, 2012, the Registrant carried out an evaluation of the effectiveness of the Registrant’s disclosure controls and procedures (as defined by Rule 13a-15(e) under the Securities Exchange Act of 1934) under the supervision and with the participation of the Registrant’s chief executive and chief financial officer. Based on and as of the date of such evaluation, the aforementioned officer has concluded that the Registrant’s disclosure controls and procedures were not effective.

The Registrant also maintains a system of internal accounting controls that is designed to provide assurance that assets are safeguarded and that transactions are executed in accordance with management’s authorization and properly recorded. This system is continually reviewed and is augmented by written policies and procedures, the careful selection and training of qualified personnel and an internal audit program to monitor its effectiveness. During the interim period ended September 30, 2012, there were no changes to this system of internal controls or in other factors that could significantly affect those controls.

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

FIRST NATIONAL ENERGY COMPANY HAS INCURRED OPERATING LOSSES SINCE INCEPTION.

Since its inception in 2000, the Company has incurred losses every quarter. The extent of the Company’s future operating losses and the timing of profitability are highly uncertain, and it may never achieve or sustain profitability.  The Company has incurred a net loss for the nine months ended September 30, 2012 of ($31,979).  At September 30, 2012, the Company had an accumulated deficit from inception of ($833,450). The Company anticipates that it will continue to incur operating loses for the foreseeable future and it is possible that the Company will never generate substantial revenues from its products.

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

FIRST NATIONAL ENERGY CORPORATION

Dated: Oct. 31, 2012	By:	/s/ Gregory Sheller
Gregory Sheller, Chief Executive Officer