Form 10-K
period 2014-12-31
First National Energy Corp.
filed 2015-11-13
CIK 1142129

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM SUPER 10-K

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal years ended: December 31, 2012, 2013, & 2014

Commission File Number: 333-62588

FIRST NATIONAL ENERGY CORPORATION
 (Exact name of registrant as specified in its charter)

Nevada	66-0349372
(State of other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

44 Greystone Crescent, Georgetown, Ontario Canada L7G 1G9
(Address of principal executive offices)      (Zip Code)

Registrant’s telephone number, including area code: (416) 918-6987

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $0.001 par value per share
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☑ No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☑ No ☐

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☑

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☑

As of November 10, 2015, the aggregate market value of the voting and non-voting common equity of the registrant held by non-affiliates of the registrant was $79,892,182 based on the latest transaction price as reported on the OTC Bulletin Board on such date.  This calculation does not reflect a determination that certain persons are affiliates of the registrant for any other purposes.

The number of shares of the registrant's common stock outstanding on December 31, 2014, was 99,865,228.

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

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Some of the statements contained in this Annual Report that are not historical facts are forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”). We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 21E of the Exchange Act. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date this Annual Report is filed with the SEC. All statements other than statements of historical fact are statements that could be deemed forward-looking statements, including statements regarding: projections of revenue, profit margins, expenses, tax provisions and tax rates, earnings or losses from operations, impact of foreign exchange rates, cash flows, pension and benefit obligations and funding requirements, synergies or other financial items; plans, strategies and objectives of management for future operations including statements relating to potential acquisitions, compensation plans, purchase commitments; developments, performance or industry or market rankings relating to products or services; future economic conditions or performance; the outcome of outstanding claims or legal; potential gains and recoveries of costs; assumptions underlying any of the foregoing; and any other statements that address activities, events or developments that we intend, expect, project, believe or anticipate will or may occur in the future. Forward-looking statements may be characterized by terminology such as “believe,” “anticipate,” “should,” “would,” “intend,” “plan,” “will,” “expect,” “estimate,” “project,” “positioned,” “strategy,” and similar expressions. These statements are based on assumptions and assessments made by our management in light of their experience and perception of historical trends, current conditions, expected future developments and other factors we believe to be appropriate. These forward-looking statements are subject to a number of risks and uncertainties, including but not limited to the following:

●	risks associated with our international operations;
●	significant movements in foreign currency exchange rates;
●	changes in the general economy, including the current global economic downturn, as well as the cyclical nature of global alternative energy markets;
●	availability and cost of raw materials, parts and components that may be used in our products;
●	the competitive environment in our industry;
●	our ability to identify, finance, acquire and successfully integrate attractive installation targets;
●	our ability to manage and grow our business and the execution of our business and growth strategies;
●	loss of key management;
●	our ability and the ability of our strategic partners to access required capital at a reasonable cost;
●	our ability to expand our business in our targeted markets;
●	our financial performance;
●	our ability to identify, address and remediate any material weaknesses in our internal control over financial reporting; and
●	other risks and factors, listed in Item 1A. Risk Factors in Part I of this Form 10-K.

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

Research and development activities for the fiscal year ending December 31, 2014 and 2013 were nil.

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

FIRST NATIONAL ENERGY CORPORATION HAS INCURRED OPERATING LOSSES SINCE INCEPTION.

Since its inception in 2000, the Company has incurred losses every quarter. The extent of the Company’s future operating losses and the timing of profitability are highly uncertain, and it may never achieve or sustain profitability.  The Company has incurred a net loss for the twelve months ended December 31, 2014 of ($12,092).  At December 31, 2014, the Company had an accumulated deficit of ($876,475). The Company anticipates that it will continue to incur operating losses for the foreseeable future and it is possible that the Company will never generate substantial revenues from its products.

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

The officers, directors and insiders of Boreas beneficially own, in the aggregate, 86.4% of the Company's outstanding voting stock. As a result, the principal shareholders of Boreas Research Corporation, the Company’s technology licensor, will possess significant influence over the Company, giving them the ability, among other things, to elect a majority of the Company's Board of Directors and to approve significant corporate transactions. Such stock ownership and control may also have the effect of delaying or preventing a future change in control of the Company, impeding an acquisition, consolidation, takeover or other business combination or discourage a potential acquirer from making a tender offer or otherwise attempting to obtain control of the Company.

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

The Company’s financial projections assume that they will be able to operate their supplemental wind energy generation systems nearly continually and they may have trouble meeting those obligations if they are not successful.

The Company will need to achieve high levels of availability and dispatch for these supplemental wind energy generation systems to operate profitably. The Company will operate under the assumption that they will achieve high levels of availability and dispatch in developing the revenue figures included in their financial projections. However, developments could affect the dispatch rate of their supplemental wind energy generation systems, including the following:

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

ITEM 2.   PROPERTIES.

The Registrant maintains office space in Georgetown, Ontario Canada, at minimal cost. It currently does not own any equipment at that location.

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

The below quotations, as determined through a query of Yahoo Finance, reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions:

Year ended December 31, 2014	High	Low
4th quarter, ended December 31, 2014	$0.25	$0.25
3rd quarter, ended September 30, 2014	$0.70	$0.25
2nd quarter, ended June 30, 2014	$0.90	$0.25
1st quarter, ended March 31, 2014	$0.50	$0.30

Year ended December 31, 2013
4th quarter, ended December 31, 2013	$0.30	$0.30
3rd quarter, ended September 30, 2013	$0.40	$0.30
2nd quarter, ended June 30, 2013	$0.80	$0.40
1st quarter, ended March 31, 2013	$0.74	$0.42
Year ended December 31, 2012
4th quarter, ended December 31, 2012	$1.00	$0.47
3rd quarter, ended September 30, 2012	$1.00	$1.00
2nd quarter, ended June 30, 2012	$1.00	$1.00
1st quarter, ended March 31, 2012	$1.00	$1.00
Year ended December 31, 2011
4th quarter, ended December 31, 2011	$1.00	$1.00
3rd quarter, ended September 30, 2011	$1.00	$1.00
2nd quarter, ended June 30, 2011	$1.00	$0.15
1st quarter, ended March 31, 2011	$0.15	$0.15

Holders.

At December 31, 2014, there were approximately 65 holders of the Registrant's common stock.

Dividend Policy.

As of December 31, 2014, the Registrant has not paid any dividends to its shareholders and does not intend to pay dividends to its shareholders in the foreseeable future.  However, there are no restrictions which would limit the ability of the Registrant to pay dividends in the future.

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

(b) Report of Offering of Securities and Use of Proceeds Therefrom.

Not Applicable.

(c) Purchases of Equity Securities by the Issuer and Affiliated Purchasers.

None.

Sales of Unregistered Securities

During the 2014 Fiscal year, there were no capital transactions.

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

Our goal is to produce and ship 25 supplemental wind energy systems during the fiscal year ending December 31, 2015. At present we expect that it will take us approximately 8 weeks to build and ship a system after our design and specifications are finalized.  Our goal is to reduce this time to 3 weeks from contract to installation.

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

International - Beyond North America

We intend to develop our international marketing beyond North America in stages. The first stage will utilize an additional license of our proprietary technology for a specific foreign market with a vibrant and expanding wind energy market, to be followed by establishing a joint venture relationship with a strategic partner in the foreign market.  The research, planning, and relationship-building to support the extension of our business to the first such foreign market will begin in the fiscal 2015 year.  Over time, we expect to replicate this strategy sequentially in other foreign markets, and may possibly partner with manufacturers in such foreign markets to reduce costs.

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

Significant Equipment

The Company plans to purchase approximately $75,000 in capital equipment over the next twelve months, including various tenant improvements, a forklift to support our assembly operations, materials for assembly jigs, and various electronic and mechanical testing devices.

Results of Operations for the Years Ended December 31, 2014, 2013, 2012, and 2011

	31-Dec-14	31-Dec-13	31-Dec-12	31-Dec-11
Income	-	-	-	-
Operating expenses	$12,092	$15,347	$47,566	$60,242
Administration Expenses	$12,092	$15,347	$47,566	$60,242
Development expenses	$-	$-	$-	$-
Net Loss	$12,087	$15,347	$47,566	$60,242

Development Costs.

As more particularly described in Note 3(c) of the accompanying financial statements, the Company is expensing development costs, rather than capitalizing them, until the Company has a reasonable expectation of revenues.

Liquidity and Capital Resources

	31-Dec-14	31-Dec-13	31-Dec-12	31-Dec-11
Current Assets	$2,437	$1,296	$2,999	$4,763
Current Liabilities	$675,775	$662,542	$648,898	$603,086
Resutling Working Capital Deficit	$(673,338)	$(661,246)	$(645,899)	$(598,323)

On May 25, 2009,  the Company acquired technology license rights valued at $100 (as restated) in exchange for 98,800,000 new restricted shares of the Company’s common stock, which were issued as more particularly described in Note 1(b) of the accompanying consolidated financial statements.

On March 22, 2010, Pavana Power Corporation (“Pavana”), a Nevada corporation, the Company’s 99.9% owned subsidiary, acquired an exclusive territorial 25 year license for the Republic of India (“India”), from Boreas Research Corporation (‘Boreas”, the stockholders of whom hold controlling interests in the Company), pursuant to which the Company’s subsidiary acquired technology rights for India in the technology of Boreas that maximizes the energy productivity of existing wind turbines by capturing energy that flows through and underneath existing wind turbine systems.  The consideration due from the Company’s subsidiary to Boreas for the license was a deferred cash payment of $600,000, and a future royalty equal to 5% of Pavana’s “EBITDA” (earnings before interest, taxes, depreciation and amortization) from exploitation of the acquired license.

On November 8, 2010, Pavana paid Boreas $60,000 as a payment due under the India technology license agreement, leaving a cash consideration due of $540,000. The remaining debt is non-interest bearing and are due on demand.

In accordance with Topic ASC 850, Pavana recorded the acquisition of the Supplementary Wind Energy Generator (SWEG) technology license for the geographical territory of India, at the carrying amount of the license technology acquired which was $100 and the balance of the cash consideration of $599,900 was accounted for as additional paid in capital.

The Company does not anticipate paying dividends in the foreseeable future.

At present, the Company lacks sufficient capital resources to fund operations and business plan for the next twelve months.  The Company intends to obtain business capital through the use of private equity fundraising or shareholder loans. If the Company is not able to secure additional funding, the implementation of its business plan will be impaired. There can be no assurance that such additional financing will be available to us on acceptable terms or at all.  The plan is that, in time, the primary source of capital for our business model will be revenue from the sale of power produced by installed products.

Cash Flows from Operating Activities

	31-Dec-14	31-Dec-13	31-Dec-12	31-Dec-11
Net Cash used in activities	$2,908	$(18,847)	$(22,691)	$(10,425)
Net Cash from financing	$(1,767)	$17,144	$20,937	$-

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

The Registrant has incurred net losses: ($15,347) for the fiscal year ended December 31, 2013 and ($47,566) for the fiscal year ended December 31, 2012.  At December 31, 2013, the Registrant had an accumulated deficit of ($864,388). This raises substantial doubt about the Registrant's ability to continue as a going concern.

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

(B)  NEED FOR ADDITIONAL FINANCING MAY AFFECT OPERATIONS AND PLAN OF BUSINESS.

The working capital requirements associated with any adopted plan of business of the Registrant may be significant. The Registrant anticipates, based on currently proposed assumptions relating to its operations (including with respect to costs and expenditures and projected cash flow from operations), that it must seek financing to continue its operations (an amount which is as yet to be determined). However, such financing, when needed, may not be available, or on terms acceptable to management. The ability of the Registrant to continue as a going concern is dependent on additional sources of capital and the success of the Registrant's business plan. The Registrant's independent accountant audit reports included in this Form 10-K includes a substantial doubt paragraph regarding the Registrant's ability to continue as a going concern.

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

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Financial statements as of and for the year ended December 31, 2014 with comparative data for December 31, 2013 as well as the Financial statements as of and for the year ended December 31, 2012 with comparative data for December 31, 2011 are presented in a separate section of this report following Item 14.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES.

None

ITEM 9A.  CONTROLS AND PROCEDURES

As of December 31, 2014, the Registrant carried out an evaluation of the effectiveness of the Registrant’s disclosure controls and procedures (as defined by Rule 13a-15(e) under the Securities Exchange Act of 1934) under the supervision and with the participation of the Chief Financial Officer. Based on and as of the date of such evaluation, the aforementioned officers have concluded that the Registrant’s disclosure controls and procedures were not effective, due to a material weakness in our internal control over financial reporting, consisting of inadequate staffing within the accounting operations by employees who are responsible for accounting functions which prevents us from segregating duties within our internal control system. The inadequate segregation of duties is a weakness because it could lead to the untimely identification and resolution of accounting and disclosure matters or could lead to a failure to perform timely and effective reviews.

The Registrant also maintains a system of internal accounting controls that is designed to provide assurance that assets are safeguarded and that transactions are executed in accordance with management’s authorization and properly recorded. This system is continually reviewed and is augmented by written policies and procedures, the careful selection and training of qualified personnel and an internal audit program to monitor its effectiveness. During the fiscal year ended December 31, 2013, there were no changes to this system of internal controls or in other factors that could significantly affect those controls.

ITEM 9A (T). CONTROLS AND PROCEDURES

Management’s Report on Internal Control over Financial Reporting
Company management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act. Internal control over financial reporting refers to a process designed by, or under the supervision of our Chief Financial Officer and effected by our Board, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in connection with generally accepted accounting principles, including those policies and procedures that:

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

In connection with the preparation of this Annual Report on Form 10-K for the years ended December 31, 2014, 2013, 2012 and 2011 management, with the participation of our Chief Financial Officer, has evaluated the effectiveness of our internal controls over financial reporting, pursuant to Rule 13a-15 under the Exchange Act. Management conducted its evaluation of the Registrant’s internal control over financial reporting based on the framework in Internal Control – Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In the course of making our assessment of the effectiveness of internal controls over financial reporting, we identified one material weakness in our internal control over financial reporting. This material weakness consisted of inadequate staffing within the accounting operations of our company. The small number of employees who are responsible for accounting functions (more specifically, one) prevents us from segregating duties within our internal control system. The inadequate segregation of duties is a weakness because it could lead to the untimely identification and resolution of accounting and disclosure matters or could lead to a failure to perform timely and effective reviews. There were no changes in our internal controls over financial reporting that occurred during  the year ended December 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

ITEM 9B.  OTHER INFORMATION

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE.

GREGORY SHELLER - Director, Chairman of the Board of Directors, Chief Executive Officer and President of the Company.   Age 56, is and for the past five years has been principally employed as a real estate consultant with Re/Max Alliance Group, a real estate firm headquartered in Sarasota, Florida.

Mr. Sheller's education and work experience qualify him to serve as a director and officer of the Company.

PETER WANNER - Director, Treasurer, and Chief Financial Officer.
Mr. Wanner, age 62, is a qualified accountant certified in Canada and Ontario and for the past 23 years has served as a business consultant to start-up companies, as well as companies in refinancing and turnaround. He also has 31 years of experience in financing accounting, including 2 years in public accounting as well as international experience working in Mexico, United Kingdom and United States. Mr. Wanner has served as a director since May 4, 2004.  The term of office for any director is for a period of one year, or until the next annual meeting (or special meeting in lieu of an annual) of the shareholders. Mr. Wanner has served as a director and officer of the Company since May 4, 2004. :

Mr. Wanner's education and accounting and work experience qualify him to serve as a director and officer of the Company.

GIANNI CAPUTO - Director, Vice President and Secretary of the Company.

For the past 8 years, Mr. Caputo, age 35, has served as Project and Kiosk Integration Manager of Aareas Interative, Inc. (www.aareas.com), a developer of technologies for real estate sales and marketing serving the building industry in the United States and Canada with annual revenues of approximately $4 million.  Mr. Caputo supervises 17 Aareas employees. Mr. Caputo has served as a director and officer of the Company since May 25, 2009.

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

The Board of Directors includes Greg Sheller, Peter Wanner, and Gianni Caputo.

Compliance with Section 16(a) of the Exchange Act.

As of the date of filing this report, the Registrant is not aware of any person who, at any time during the year ended December 31, 2014, was a director, officer, beneficial owner of more than ten percent of any class of equity securities of the registrant that failed to file on a timely basis reports required by Section 16(a) during the most recent fiscal year or prior years.

Code of Ethics

As of the date of filing this report, the Registrant has not adopted a Code of Ethics, but has resolved to adopt a formal Code of Ethics prior to the end of the fiscal 2014 year.  The delay has resulted from management's exclusive concentration of their efforts on business development and the inability thereby to devote the time required to get a code of ethics drafted, approved, and posted on its website.

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

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Name and principal position	Year	Salary	Bonus	Stock awards	Option awards	Nonequity in-centive plan compensation	Nonqualified deferred compensation earnings	All other compensation	Total
		($)	($)	($)	($)	($)	($)	($)	($)
Gregory Sheller, President CEO	2014	$0	$0	$0	$0	$0	$0	$0	$0
	2013	$0	$0	$0	$0	$0	$0	$0	$0
	2012	$0	$0	$0	$0	$0	$0	$0	$0
	2011	$0	$0	$0	$0	$0	$0	$0	$0
Peter Wanner, Chief Financial Officer	2014	$0	$0	$0	$0	$0	$0	$0	$0
	2013	$0	$0	$0	$0	$0	$0	$0	$0
	2012	$0	$0	$0	$0	$0	$0	$0	$0
	2011	$0	$0	$0	$0	$0	$0	$0	$0
Gianni Caputo, Vice President	2014	$0	$0	$0	$0	$0	$0	$0	$0
	2013	$0	$0	$0	$0	$0	$0	$0	$0
	2012	$0	$0	$0	$0	$0	$0	$0	$0
	2011	$0	$0	$0	$0	$0	$0	$0	$0

The following table sets forth information regarding the beneficial ownership of shares of the Registrant's common stock as of December 31, 2013 (99,865,228 common shares issued and outstanding) by (i) all stockholders known to the Registrant to be beneficial owners of more than 5% of the outstanding common stock; and (ii) all officers and directors of the Registrant, individually and as a group (each person has sole voting power and sole dispositive power as to all of the shares shown as beneficially owned by them):

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership(1)	Percent of Class
Common	Lubi Investments, Inc.(2)	85,462,000	85.58%
	1551 Second Street Sarasota, Florida 34236
Common	Gregory Sheller	40,000	0.04%
	1551 Second Street, Sarasota FL 34236
Common	Gianni Caputo	296,400	0.30%
	1551 Second Street Sarasota FL 34236
Common	Peter Wanner, 44 Greystone Crescent, Georgetown, ON Canada L7G1 G9	104,320	0.10%
Common	Directors and officers as a group	85,902,720	86.02%

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

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

(1)           Audit Fees:  Aggregate  fees billed for each of the last two (2) fiscal years for professional services rendered by the principal accountant for the audits of the annual financial statements and reviews of financial statements included on Form 10-K:

2014:                     $5,000
2013:                     $5,000
2012:                     $5,000
2011                      $10,250

(2)           Audit-Related Fees:  Aggregate fees billed in each of the last two (2) fiscal years for assurance and related services by the principal accountant that are reasonably related to the performance of the audits or reviews of the financial statements and are not reported previously.

2014:                      $-0-
2013:                      $-0-
2012:                      $-0-
2011-                      $-0-

(3)           Tax Fees:  Aggregate fees billed in each of the last two (2) fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning.

2014:                      $-0-
2013:                      $-0-
2012:                      $-0-
2011-                      $-0-

 (4)           All Other Fees:  Aggregate fees billed in each of the last two (2) fiscal years for products and services provided by the principal accountant, other than the services previously reported.

2014:                      $-0-
2013:                      $-0-
2012:                      $-0-
2011-                      $-0-

(5)           Audit Committee Pre-Approval Procedures.  The Board of Directors has not, to date, appointed an Audit Committee.

(6)           Not applicable.

PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a)	The following documents are filed as part of this report:

(1)
Consolidated Financial Statements
Consolidated Balance Sheets as of December 31, 2014, 2013 2012 and 2011
Consolidated Statements of Operations and Comprehensive Loss for the Years ended December 31, 2014, 2013 2012 and 2011
Consolidated Statements of Stockholders’ Equity (Deficiency) for the years ended December 31, 2014, 2013 2012 and 2011
Consolidated Statements of Cash Flows for the years ended December 31, 2014, 2013 2012 and 2011
Notes to Consolidated Financial Statements for the years ended December 31, 2014, 2013 2012 and 2011

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

Registrant:	FIRST NATIONAL ENERGY CORPORATION

Date: November 12, 2015	By:	/s/ Gregory Sheller
/s/ Gregory Sheller
Gregory Sheller
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: November 12, 2015	By:	/s/ Gregory Sheller
Gregory Sheller
Chief Executive Officer

Date: November 12, 2015	By:	/s/ Peter Wanner
Peter Wanner
Chief Financial Officer

Comparative Quarterly Results

Balance Sheets

FIRST NATIONAL ENERGY CORPORATION
(Formerly First National Power Corporation)
Consolidated Balance Sheets
As of December 31, 2014, 2013, 2012 and 2011
(Amounts expressed in US Dollars)

	31-Mar-11	30-Jun-11	30-Sep-11	31-Dec-11	31-Mar-12	30-Jun-12	30-Sep-12	31-Dec-12
	$	$	$	$	$	$	$	$
ASSETS
CURRENT ASSETS
Cash	10,098	6,368	6,417	4,563	3,270	3,246	3,222	2,799
Licenses for technology (Note 4)	200	200	200	200	200	200	200	200

	10,298	6,568	6,617	4,763	3,470	3,446	3,422	2,999

LIABILITIES
CURRENT LIABILITIES
Accounts payable and accrued liabilities	15,669	30,770	18,776	23,125	81,847	36,800	35,800	48,000
Loan payable to director		230	23,196	39,961	39,956	50,512	57,924	60,898
Loan payable to Boreas Research Corporation	540,000	540,000	540,000	540,000	540,000	540,000	540,000	540,000
	555,669	571,000	581,972	603,086	661,803	627,312	633,724	648,898

STOCKHOLDERS’ DEFICIENCY

Capital Stock	99,765	99,765	99,765	99,765	99,765	99,765	99,765	99,765
Additional paid-in Capital	103,329	103,329	103,329	103,329	103,329	103,329	103,329	103,329
Deficit accumulated during the development stage	(748,539)	(767,600)	(778,516)	(801,481)	(821,529)	(827,014)	(833,450)	(849,041)
Accumulated Other Comprehensive Loss	74	74	67	64	58	54	54	(10)
Total FNEC Stockholders' Deficit	(545,371)	(564,432)	(575,355)	(598,323)	(618,377)	(623,866)	(630,302)	(645,957)
Non-controlling interest								58
	(545,371)	(564,432)	(575,355)	(598,323)	(618,377)	(623,866)	(630,302)	(645,899)

	10,298	6,568	6,617	4,763	43,426	3,446	3,422	2,999

FIRST NATIONAL ENERGY CORPORATION
(Formerly First National Power Corporation)
Consolidated Balance Sheets
As of December 31, 2014, 2013, 2012 and 2011
(Amounts expressed in US Dollars)

	31-Mar-13	30-Jun-13	30-Sep-13	31-Dec-13	31-Mar-14	30-Jun-14	30-Sep-14	31-Dec-14
	$	$	$	$	$	$	$	$
ASSETS
CURRENT ASSETS
Cash	1,274	987	963	1,096	784	554	1,012	2,237
Licenses for technology (Note 4)	200	200	200	200	200	200	200	200

	1,474	1,187	1,163	1,296	984	754	1,212	2,437

LIABILITIES
CURRENT LIABILITIES
Accounts payable and accrued liabilities	44,500	44,500	44,500	44,500	44,500	44,500	44,500	59,500
Loan payable to director	66,992	71,092	75,079	78,042	78,724	78,662	79,162	76,275
Loan payable to Boreas Research Corporation	540,000	540,000	540,000	540,000	540,000	540,000	540,000	540,000
	651,492	655,592	659,579	662,542	663,224	663,162	663,662	675,775

STOCKHOLDERS’ DEFICIENCY

Capital Stock	99,765	99,765	99,765	99,765	99,765	99,765	99,765	99,765
Additional paid-in Capital	103,329	103,329	103,329	103,329	103,329	103,329	103,329	103,329
Deficit accumulated during the development stage	(853,170)	(857,557)	(861,568)	(864,388)	(865,392)	(865,560)	(865,602)	(876,475)
Accumulated Other Comprehensive Loss				(10)				(10)
Total FNEC Stockholders' Deficit	(650,076)	(654,463)	(658,474)	(661,304)	(662,298)	(662,466)	(662,508)	(673,391)
Non-controlling interest	58	58	58	58	58	58	58	53
	(650,018)	(654,405)	(658,416)	(661,246)	(662,240)	(662,408)	(662,450)	(673,338)

	1,474	1,187	1,163	1,296	984	754	1,212	2,437

Comparative Quarterly Results

Statement of Income and Expense

FIRST NATIONAL ENERGY CORPORATION
(Formerly First National Power Corporation)
Consolidated Statements of Operations and Comprehensive Loss
For the 12-month periods ended December 31, 2014, 2013, 2012 and 2011
(Amounts expressed in US Dollars)

	31-Mar-11	30-Jun-11	30-Sep-11	31-Dec-11	31-Mar-12	30-Jun-12	30-Sep-12	31-Dec-12
	$	$	$	$	$	$	$	$

REVENUES	-	-	-	-	-	-	-	-

OPERATING EXPENSES
General and administrative expenses	7,290	5,489	10,923	36,540	19,755	5,489	6,467	15,855
Loss on foreign exchange	-				299		(32)	(267)

NET LOSS	7,290	5,489	10,923	36,540	20,054	5,489	6,435	15,588

Net loss attributable to non-controlling interest	-	(4)	(3)	(3)	(6)	(4)		4

Net (gain) loss attributable to FNEC Stockholders	7,290	5,485	10,920	36,537	20,048	5,485	6,435	15,592

Net loss (gain) per share, basic and diluted	$0.00	$0.00	$0.00	$0.00	$0.00	$0.00	$0.00	$0.00

Weighted average common shares outstanding	99,746,598	99,746,598	99,865,228	99,865,228	99,865,228	99,865,228	99,865,228	99,865,228

FIRST NATIONAL ENERGY CORPORATION
(Formerly First National Power Corporation)
Consolidated Statements of Operations and Comprehensive Loss
For the 12-month periods ended December 31, 2014, 2013, 2012 and 2011
(Amounts expressed in US Dollars)

	31-Mar-13	30-Jun-13	30-Sep-13	31-Dec-13	31-Mar-14	30-Jun-14	30-Sep-14	31-Dec-14
	$	$	$	$	$	$	$	$

REVENUES	-	-	-	-	-	-	-	-

OPERATING EXPENSES
General and administrative expenses	4,131	4,387	4,011	2,818	706	859	42	10,485
Loss on foreign exchange	(1)	-		1		15		(15)

NET LOSS	4,130	4,387	4,011	2,819	706	874	42	10,470

Net loss attributable to non-controlling interest				-				(5)

Net (gain) loss attributable to FNEC Stockholders	4,130	4,387	4,011	2,819	706	874	42	10,465

Net loss (gain) per share, basic and diluted	$0.00	$0.00	$0.00	$0.00	$0.00	$0.00	$0.00	$0.00

Weighted average common shares outstanding	99,865,228	99,865,228	99,865,228	99,865,228	99,865,228	99,865,228	99,865,228	99,865,228

Comparative Quarterly Statements
Cash Flows

FIRST NATIONAL ENERGY CORPORATION
(Formerly First National Power Corporation)
Consolidated Statements of Cash Flows
For the 12-month periods ended December 31, 2014, 2013, 2012 and 2011
(Amounts expressed in US Dollars)

	31-Mar-11	30-Jun-11	30-Sep-11	31-Dec-11	31-Mar-12	30-Jun-12	30-Sep-12	31-Dec-12
	$	$	$	$	$	$	$	$
CASH FLOWS FROM OPERATING ACTIVITIES

Net gain (loss)	(7,290)	(19,061)	(10,923)	(22,968)	(20,054)	(5,489)	(6,467)	(15,556)
Adjustments for items not affecting cash
Increase (decrease) in accounts payable	2,400	15,101	(11,994)	(4,222)	18,766	(5,091)	(969)	10,828
and accrued liabilities

Net cash used in operating activities	(4,890)	(3,960)	(22,917)	(27,190)	(1,288)	(10,580)	(7,436)	(4,728)

CASH FLOWS FROM FINANCING ACTIVITIES

Loan from Director		230	22,966	16,765	(5)	10,556	7,412	2,974
Effects of foreign exchange rate changes								(10)

Net cash provided by financing activities	-	230	22,966	16,765	(5)	10,556	7,412	2,964

NET INCREASE (DECREASE) IN CASH	(4,890)	(3,730)	49	(10,425)	(1,293)	(24)	(24)	(1,764)

Cash, beginning of period	14,988	10,098	6,368	14,988	4,563	3,270	3,246	4,563

CASH, END OF PERIOD	10,098	6,368	6,417	4,563	3,270	3,246	3,222	2,799

SUPPLEMENTARY DISCLOSURE
INCOME TAXES PAID	-	-	-	-	-	-	-	-

FIRST NATIONAL ENERGY CORPORATION
(Formerly First National Power Corporation)
Consolidated Statements of Cash Flows
For the 12-month periods ended December 31, 2014, 2013, 2012 and 2011
(Amounts expressed in US Dollars)

	31-Mar-13	30-Jun-13	30-Sep-13	31-Dec-13	31-Mar-14	30-Jun-14	30-Sep-14	31-Dec-14
	$	$	$	$	$	$	$	$
CASH FLOWS FROM OPERATING ACTIVITIES

Net gain (loss)	(4,130)	(4,387)	(4,011)	(2,819)	(706)	(874)	(42)	(10,465)
Adjustments for items not affecting cash
Increase (decrease) in accounts payable	(3,489)	-	-
and accrued liabilities				-	-	-	-	15,000

Net cash used in operating activities	(7,619)	(4,387)	(4,011)	(2,819)	(706)	(874)	(42)	4,535

CASH FLOWS FROM FINANCING ACTIVITIES

Loan from Director	6,094	4,100	3,987	1,116	394	644	500	(3,394)
Effects of foreign exchange rate changes	-	-	-	-

Net cash provided by financing activities	6,094	4,100	3,987	1,116	394	644	500	(3,394)

NET INCREASE (DECREASE) IN CASH	(1,525)	(287)	(24)	(1,703)	(312)	(230)	458	1,141

Cash, beginning of period	2,799	1,274	987	2,799	1,096	784	554	1,096

CASH, END OF PERIOD	1,274	987	963	1,096	784	554	1,012	2,237

SUPPLEMENTARY DISCLOSURE
INCOME TAXES PAID	-	-	-	-	-	-	-	-

First National Energy Corporation

(Formerly First National Power Corporation)

Consolidated Financial Statements

December 31, 2012 and 2011

(Amounts expressed in US Dollars)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
First National Energy Corporation

We have audited the accompanying consolidated balance sheets of First National Energy Corporation (formerly First National Power Corporation) (the “Company”) as of December 31, 2012 and 2011, and the related consolidated statements of operations and comprehensive loss, cash flows and stockholders’ deficiency for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of First National Energy Corporation (formerly First National Power Corporation) as at December 31, 2012 and 2011, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has not generated any revenues and expects to continue to incur significant expenses from operations. The Company’s future success is dependent upon its ability to raise sufficient capital, not only to cover its operating expenses, but also to continue to develop and be able to profitably market its products. These conditions raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also discussed in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty

/s/ SCHWARTZ LEVITSKY FELDMAN LLP

Toronto, Ontario	Chartered Accountants

November 12, 2015	Licensed Public Accountants

FIRST NATIONAL ENERGY CORPORATION
(Formerly First National Power Corporation)
Consolidated Balance Sheets
As at December 31, 2012 and 2011
(Amounts expressed in US Dollars)

	2012	2011
	$	$
ASSETS
CURRENT
Cash	2,799	4,563

Total Current Assets	2,799	4,563
LICENSES FOR TECHNOLOGY (Note 4)	200	200

Total Assets	2,999	4,763

LIABILITIES
CURRENT
Accounts payable and accrued liabilities	48,000	23,125
Loan payable to director (Note 8)	60,898	39,961
Loan payable to related party (Note 5)	540,000	540,000
Total Liabilities	648,898	603,086

Going Concern (Note 2)
Related Party Transaction (Note 8)
Commitment and Contingency (Note 10)

STOCKHOLDERS’ DEFICIENCY

Capital Stock ($0.001 par value, 300,000,000 common shares authorized, 99,865,228 issued and outstanding as of December 31, 2012 and 2011 (Note 6)	99,765	99,765
Additional paid-in Capital	103,329	103,329
Accumulated Deficit	(849,041)	(801,481)
Accumulated Other Comprehensive Loss	(10)	-
Total Stockholders' Deficiency Attributable to FNEC Stockholders	(645,957)	(598,387)
Non-controlling interest	58	64
Total Stockholders' Deficiency	(645,899)	(598,323)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY	2,999	4,763

The accompanying notes are an integral part of these consolidated financial statements.

FIRST NATIONAL ENERGY CORPORATION
Consolidated Statements of Operations and Comprehensive Loss
Years Ended December 31, 2012 and 2011
(Amounts expressed in US Dollars)

	2012	2011
	$	$

REVENUE	-	-

EXPENSES

General and administrative expenses	47,566	60,242
TOTAL OPERATING EXPENSES	47,566	60,242

LOSS BEFORE INCOME TAXES	47,566	60,242
Income taxes (Note 7)	-	-
NET LOSS	47,566	60,242

Net loss attributable to non-controlling interest	(6)	(10)

Net loss attributable to FNEC stockholders	47,560	60,232

Loss per share - basic and diluted	$0.00	$0.00

Weighted average common shares outstanding during the year	99,865,228	99,865,228

COMPREHENSIVE LOSS:
NET LOSS INCLUDING NON-CONTROLLING INTEREST	47,566	60,242
Foreign exchange transition adjustment for the year	10	-

OTHER COMPREHENSIVE LOSS	47,576	60,242

Comprehensive loss attributable to non-controlling interest	(6)	-

Comprehensive loss attributable to FNEC stockholders	47,570	60,242

The accompanying notes are an integral part of these consolidated financial statements.

FIRST NATIONAL ENERGY CORPORATION
(Formerly First National Power Corporation)
Consolidated Statements of Changes in Stockholders' Deficiency
For the years ended December 31, 2012 and 2011
(Amounts expressed in US Dollars)

	Number of Common Shares	Common Shares Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Non-controlling Interests	Total Stockholders' Deficiency
		$	$	$	$	$	$

Balance as of December 31, 2010	99,865,228	99,765	103,329	(741,249)	-	74	(538,081)

Net Loss for the Year				(60,232)		(10)	(60,242)
Unrealized foreign currency translation adjustment							-

Balance as of December 31, 2011	99,865,228	99,765	103,329	(801,481)		64	(598,323)

Net Loss for the Year				(47,560)		(6)	(47,566)
Unrealized foreign currency translation adjustment					(10)		(10)

Balance as of December 31, 2012	99,865,228	99,765	103,329	(849,041)	(10)	58	(645,899)

The accompanying notes are an integral part of these consolidated financial statements.

FIRST NATIONAL ENERGY CORPORATION
(Formerly First National Power Corporation)
Consolidated Statements of Cash Flows
Years Ended December 31, 2012 and 2011
(Amounts expressed in US Dollars)

	2012	2011
	$	$
CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	(47,566)	(60,242)
Increase in accounts payable and accrued liabilities	24,875	49,817

Net cash used in operating activities	(22,691)	(10,425)

CASH FLOWS FROM FINANCING ACTIVITIES

Loan from director	20,937	-

Net cash provided by financing activities	20,937	-

Effects of foreign currency exchange rate changes	(10)	-

NET DECREASE IN CASH	(1,764)	(10,425)

Cash, beginning of year	4,563	14,988

CASH, END OF YEAR	2,799	4,563

SUPPLEMENTAL INFORMATION:

INCOME TAXES PAID	-	-

INTEREST PAID	-	-

The accompanying notes are an integral part of these consolidated financial statements.

First National Energy Corporation
(Formerly First National Power Corporation)
Notes to the Consolidated Financial Statements
December 31, 2012
(Amounts expressed in US Dollars)

1.         GENERAL

a)	Description of the Business

First National Energy Corporation (the “Company”) was incorporated in the State of Delaware on November 16, 2000, under the name Capstone International Corporation.  On March 28, 2004, the Company changed its name to First National Power Corporation. On February 12, 2009, the Company relocated its charter to the State of Nevada and changed its name to First National Energy Corporation. As part of its reorganization, the Company increased its authorized capital to 300 million common shares and effected a 100 for 1 reverse stock split of its issued and outstanding shares of common stock. The accompanying consolidated financial statements reflect all share data based on the 100 for 1 reverse common stock split.

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
Notes to the Consolidated Financial Statements
December 31, 2012
(Amounts expressed in US Dollars)
1.         GENERAL   (cont’d)

b)	Purchase of Technology License (cont’d)

In exchange for the Company acquiring the technology license from Boreas at the Closing pursuant to the Agreement (as amended by the Amendment), the Stockholders of Boreas received an aggregate of 98,800,000 new restricted and unregistered common shares of the Company's common stock. Accordingly, the Boreas Stockholders now own 98.93% of the Company's 99,865,228 outstanding common shares. No finder’s fees were paid or consulting agreements entered into by the Company in connection with the transaction.

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

On April 18, 2011, First National Energy Corporation (the “Company”) entered into a Novation Agreement (the "Novation") with all of the stockholders of Boreas revising the structure of the May 25, 2009 transaction by which the Company acquired a territorial license to certain rights in alternative energy technology of Boreas, in exchange for a quantity of newly issued common shares of the Company. The Novation amended the Technology License and Stock Purchase Agreement (the “Original Agreement”) to substitute the stockholders of Boreas as the licensor under the Original Agreement.

c)	Further Purchase of Technology License

On March 22, 2010, Pavana Power Corporation (“Pavana”), a Nevada corporation, the Company’s 99.9% owned subsidiary, acquired an exclusive, territorial, 25-year license for the Republic of India (“India”), from Boreas, pursuant to which the Company’s subsidiary acquired technology rights for India in the technology of Boreas that maximizes the energy productivity of existing wind turbines by capturing energy that flows through and underneath existing wind turbine systems.  The consideration due from the Company’s subsidiary to Boreas for the license is a deferred cash payment of $600,000, and a future royalty equal to 5% of the subsidiary’s “EBITDA” (earnings before interest, taxes, depreciation and amortization) from exploitation of the acquired license.
The transaction between related corporations was valued at the amount of the monetary consideration that was provided to Boreas.

The transaction between related corporations was valued at the amount of the monetary consideration that was provided to Boreas.

First National Energy Corporation
(Formerly First National Power Corporation)
Notes to the Consolidated Financial Statements
December 31, 2012
(Amounts expressed in US Dollars)

2.         GOING CONCERN

The Company’s consolidated financial statements are prepared using accounting principles generally accepted in the United States of America and applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business.  However, the Company has not generated any revenues from its planned principal operations through December 31, 2012 and has recorded losses since inception, has negative working capital, has yet to achieve profitable operations and expects further losses in the development of its business.  There can be no assurance that the Company will have adequate capital resources to fund planned operations or that any additional funds will be available to the Company when needed, or if available, will be available on favorable terms in the amounts required by the Company. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from this uncertainty.

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

The consolidated financial statements include the accounts of First National Energy Corporation, its wholly-owned subsidiary First National Energy (Canada) Corporation and its 99.99% owned subsidiary Pavana Power Corporation. All material inter-company amounts have been eliminated.

b)	Use of Estimates

These financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America. As the precise determination of assets and liabilities, and revenues and expenses, depends on future events, the preparation of financial statements for any period necessarily involves the use of estimates. Actual amounts may differ from these estimates. Significant estimates include the recording of accruals, the useful life of intangible assets, and the determination of the valuation of allowances for deferred tax assets.

c)	Financial Instruments

The Company’s financial instruments consist of cash, accounts payable and accrued liabilities, and loans payable. Unless otherwise noted, it is of management’s opinion that the Company is not exposed to significant interest, or credit risks arising from these financial instruments. The fair values of these financial instruments approximate their carrying values due to the relatively short period to maturity for these instruments.

The Company’s financial assets and liabilities are generally classified and measured as follows:

First National Energy Corporation
(Formerly First National Power Corporation)
Notes to the Consolidated Financial Statements
December 31, 2012
(Amounts expressed in US Dollars)

3.      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES   (cont’d)

c)         Financial Instruments (cont’d)

Assets / Liabilities	Classification	Measurement
Cash	Held for trading	Fair Value
Accounts Payable and Accrued Liabilities	Other liability	Amortized Cost
Loan payable to Director	Other liability	Amortized Cost
Loan Payable to Boreas Research	Other liability	Amortized cost

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

● Level 3—Unobservable inputs reflect management’s best estimate of what market participants would use in pricing the asset or liability at the measurement date. Consideration is given to the risk inherent in the valuation technique and the risk inherent in the inputs to the model.

At December 31, 2012 and 2011, the only assets measured at fair value using level 1 of the three fair value hierarchy tiers described above was cash of $2,799 ($4,563 – 2011), and accounts payable, loan payable to director, and loan payable to related party are measured using amortized cost at level 2. The Company did not have any fair value assets or liabilities classified as level 3.

First National Energy Corporation
(Formerly First National Power Corporation)
Notes to the Consolidated Financial Statements
December 31, 2012
(Amounts expressed in US Dollars)

3.      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES   (cont’d)

c)         Financial Instruments (cont’d)

	2012		2011
	Carrying Value	Fair Value	Carrying Value	Fair Value
Cash	2,799	2,799	4,563	4,563
Accounts payable and accrued liabilities	48,000	48,000	23,125	23,125
Loan payable to director	60,898	60,898	39,961	39,961
Loan payable to related party	540,000	540,000	540,000	540,000

Foreign exchange risk:

The Company’s subsidiary conducts its opening activities in Canadian dollars. The Company is therefore subject to gains or losses due to fluctuations in Canadian currency relative to the US dollar. The Company has no exposure to this given its limited activity and assets through the year.

Liquidity risk:

The Company monitors its liquidity position regularly to assess whether it has the funds necessary to fulfill planned commitments on its alternative energy technology or viable options are available to fund such commitments from new equity issuance or alternative sources such as debt financing. However, as a development stage company and without significant internally generated cash flow, there are inherent liquidity risks, including the possibility that additional financing may not be available to the Company, or that actual development expenditures may exceed those planned. The current uncertainty in global markets could have an impact on the Company’s future ability to access capital on terms that are acceptable to the Company. The company has so far been able to raise the required financing to meet its obligations on time. The Company has no exposure to this given its limited activity through the year.

d)	Income Taxes

The Company accounts for income taxes under FASB Codification Topic 740-10-25 (“ASC 740-10-25”). Under ASC 740-10-25, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under ASC 740-10-25, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. The Company provides a valuation allowance for deferred tax assets for which it does not consider realization of such assets likely. The Company did not incur any material impact to its financial condition or results of operations due to the financial statement recognition and measurement of a tax position tax or expected to be taken in a tax return.

Deferred income taxes are established for all temporary differences between the book and the tax basis of assets and liabilities. In addition, deferred tax balances must reflect tax rates expected to be in effect in years in which the temporary differences reverse. Canadian taxes are calculated at rates expected to be in effect in Canada. U.S. deferred tax liabilities are not recognized on profits that are expected to be permanently reinvested in Canada and thus not considered available for distribution to the parent company. It is not practicable to

First National Energy Corporation
(Formerly First National Power Corporation)
Notes to the Consolidated Financial Statements
December 31, 2012
(Amounts expressed in US Dollars)
3.         SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES   (cont’d)

d)	Income Taxes (cont’d)

determine our unrecognized deferred tax liability for temporary differences related to investments in foreign subsidiaries that are essentially permanent in duration. Net operating loss carry-forwards and other deferred tax assets are reviewed annually for recoverability, and, if necessary, are recorded net of a valuation allowance. Note 7 contains additional discussion regarding income taxes.

e)	Comprehensive loss

Comprehensive loss includes all changes in equity (net assets) during a period from non-owner sources. Examples of items to be included in comprehensive loss, which are excluded from net loss, include foreign currency translation adjustments and unrealized gains and losses on available-for-sale securities.

f)	Intangible Assets

Intangible assets include the technology licenses which are amortized over the estimated useful life of 10 years on a straight line basis. However, since these licenses were written to nominal value, no amortization was recognized for accounting purposes.

g)	Impairment of Long-Lived Assets

Long-lived assets to be held and used are analyzed for impairment whenever events or changes in circumstances indicate that the related carrying amounts may not be recoverable. The Company evaluates at each balance sheet date whether events and circumstances have occurred that indicate possible impairment. If there are indications of impairment, the Company uses future undiscounted cash flows of the related asset or asset group over the remaining life in measuring whether the assets are recoverable. In the event such cash flows are not expected to be sufficient to recover the recorded asset values, the assets are written down to their estimated fair value.

h)	Loss per share

Basic loss per share is computed by dividing net loss by the weighted average number of common shares outstanding for the year. Diluted loss per share is computed by dividing net loss by the weighted average number of common shares outstanding plus common stock equivalents (if dilutive). As of December 31, 2012, there were no common stock equivalents.

i)	Stock-Based Compensation

The Company accounts for equity instruments issued in exchange for the receipt of goods or services from other than employees using the estimated fair market value of the consideration received or estimated fair value of the equity instruments issued, whichever is more reliably measurable. The value of equity instruments issued for consideration other than employee services is determined on the earlier of a performance commitment or completion of performance by the provider of goods or services. As of December

First National Energy Corporation
(Formerly First National Power Corporation)
Notes to the Consolidated Financial Statements
December 31, 2012
(Amounts expressed in US Dollars)

3.         SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES   (cont’d)

i)	Stock-Based Compensation (cont’d)

31, 2012, there was $nil of unrecognized expense related to stock-based compensation, and stock based compensation expense relating to all employees and non-employees were $nil for the years ended December 31, 2012 and 2011.

j)	Foreign Currency

The parent Company maintains its books and records in U.S. dollars which is its functional and reporting currency. One of the Company’s operating subsidiary is a foreign private company and maintains its books in Canadian dollars (the functional currency). The subsidiary’s financial statements are converted to US dollars for consolidation purposes. The translation method used is the current rate method, where the functional currency is the foreign currency. Under the current rate method all assets and liabilities are translated at the current rate, stockholders’ equity are translated at historical rates and revenues and expenses are translated at average rates for the year.

Due to the fact that items in the financial statements are being translated at different rates according to their nature, a translation adjustment is created. This translation adjustment has been included in Other Comprehensive Loss.

k)	Recent Accounting Pronouncements

In June 2014, the FASB issued ASU 2014-10, “Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements” (“ASU 2014-10”), which eliminates the distinction of a development stage entity and certain related disclosure requirements, including the elimination of inception-to-date information on the statements of operations, cash flows and changes in stockholders’ equity. The amendments in ASU 2014-10 are effective prospectively for annual reporting periods beginning after December 15, 2014, and interim periods within those annual periods; however early adoption is permitted. The Company evaluated and adopted ASU 2014-10 early for the current period presented.

In April 2014, the FASB issued ASU 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity (“ASU 2014-08”), which includes amendments that change the requirements for reporting discontinued operations and require additional disclosures about discontinued operations. Under the new guidance, only disposals representing a strategic shift in operations should be presented as discontinued operations. Those strategic shifts should have a major effect on the organization’s operations and financial results. Additionally, ASU 2014-08 requires expanded disclosures about discontinued operations that will provide financial statement users with more information about the assets, liabilities, income, and expenses of discontinued operations. The new standard is effective for annual reporting periods beginning on or after December 15, 2014. Early application is permitted. The Company is evaluating the effect that ASU 2014-08 will have on its consolidated financial statements and related disclosures.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-

First National Energy Corporation
(Formerly First National Power Corporation)
Notes to the Consolidated Financial Statements
December 31, 2012
(Amounts expressed in US Dollars)

3.      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES   (cont’d)

k)         Recent Accounting Pronouncements (cont’d)

09”), which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. ASU 2014-09 will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. The new standard is effective for annual reporting periods beginning on or after December 15, 2016. Early application is not permitted. The standard permits the use of either the retrospective or cumulative effect transition method. The Company is evaluating the effect that ASU 2014-09 will have on its consolidated financial statements and related disclosures.

In August 2014, the FASB issued ASU 2014-15 Presentation of Financial Statements—Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (“ASU 2014-15”), which provides guidance on determining when and how to disclose going-concern uncertainties in the financial statements. The new standard requires management to perform interim and annual assessments of an entity’s ability to continue as a going concern within one year after the date the financial statements are issued. An entity must provide certain disclosures if “conditions or events raise substantial doubt about the entity’s ability to continue as a going concern.” ASU 2014-15 applies to all entities and is effective for annual periods ending after December 15, 2016, and interim periods thereafter, with early adoption permitted. The Company is currently assessing the impact of this guidance.

On January 9, 2015, FASB issued ASU 2015-01, Income Statement- Extraordinary and Unusual Items (Subtopic 225-20): Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items. The ASU eliminates the concept of extraordinary items and the uncertainty in determining when an item is both unusual in nature and infrequent in occurrence. Presently, an event or transaction is presumed to be ordinary activity unless evidence supports the transaction as unusual in nature and infrequent in occurrence. If an event or transaction is determined to be unusual and infrequent, it is deemed to be extraordinary, and is required to be segregated from the results of ordinary operations on the face of the income statement, net of tax, after income from continuing operations, along with other financial statement disclosures. ASU 2015-01 eliminates the concept of extraordinary items from the income statement presentation. Eliminating this concept removes the uncertainty in determining when a transaction is both unusual in nature and infrequent in occurrence. However, the presentation and disclosure guidance for items that are unusual in nature OR occur infrequently will be retained and will be expanded to include items that are both unusual in nature and infrequently occurring. This ASU aligns US GAAP with IAS 1, which prohibits presentation and disclosure of extraordinary items. This ASU is effective for years beginning after December 15, 2015, with early adoption permitted. The Company is currently assessing the impact of this guidance.

l)	Non-controlling Interest

Non-controlling interests in the Company’s subsidiaries are recorded in accordance with the provisions of ASC 810 and are reported as a component of equity, separate from the parent’s equity. Purchase or sale of equity interests that do not result in a change of control are accounted for as equity transactions. Results of operations attributable to the non-controlling interest are included in our consolidated results of operations and, upon loss of control, the interest sold, as well as interest retained, if any, will be reported at fair value with any gain or loss recognized in earnings.

First National Energy Corporation
(Formerly First National Power Corporation)
Notes to the Consolidated Financial Statements
December 31, 2012
(Amounts expressed in US Dollars)

4.      LICENSES FOR TECHNOLOGY

	2012 Cost	Accumulated Amortization	Net Book Value	2011 Net Book Value

North American Technology License	$100	$-	$100	$100
Indian Technology License	100	-	100	100
	$200	$-	$200	$200

5.      LOAN PAYABLE TO RELATED PARTY

On March 22, 2010, the Company acquired an exclusive territorial 25 year Supplemental Wind Energy Generator (“SWEG”) Technology license for the Republic of India (“India”), from Boreas. The stockholders of Boreas hold a controlling interest in the Company through their controlling interest in First National Energy Corporation. The technology of Boreas maximizes the energy productivity of existing wind turbines by capturing energy that flows through and underneath existing wind turbine systems.  The consideration due from the Company to Boreas for the license was a deferred cash payment of $600,000, and a future royalty equal to 5% of the subsidiary’s “EBITDA” (earnings) from exploitation of the acquired license.

On November 8, 2010, the subsidiary paid Boreas $60,000 as a payment due under the India technology license agreement, leaving a balance of cash consideration due of $540,000. The remaining debt is non-interest bearing and is due on demand.

6.      CAPITAL STOCK

a)      Authorized

300,000,000 Common shares, $0.001 per value

b)      Issued

99,865,228 Common shares (2011: 99,865,228 Common shares)

7.      INCOME TAXES

The reconciliation of income taxes at statutory income tax rates to the income tax expense is as follows. The losses incurred by the wholly-owned Canadian subsidiary are insignificant, hence no separate disclosure has been made:

First National Energy Corporation
(Formerly First National Power Corporation)
Notes to the Consolidated Financial Statements
December 31, 2012
(Amounts expressed in US Dollars)
7.      INCOME TAXES (cont’d)

	2012	2011
Loss before income taxes	$(47,566)	$(56,242)
Applicable statutory tax rate	34%	34%
Income tax recovery at statutory rate	(16,172)	(19,122)
Timing difference	(43,420)	(43,420)
Tax benefit not recognized	59,592	62,542
Income taxes - current and deferred	$-	$-

Total income tax (expense) benefit differed from the amounts computed by applying the U.S. Federal statutory tax rates and estimated state rates to pre-tax income for the years as follows:

	2012	2011
Statutory rate - benefit	34%	34%
State taxes, net of federal benefit	-	-
Effective rate - benefit	34%	34%

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are as follows:

	2012	2011
Deferred tax asset:
Operating losses available to offset future income-taxes	$429,184	$369,761
Tax basis of license in excess of accounting basis	493,344	536,765
	922,528	906,526
Valuation Allowance	(922,528)	(906,526)
Net deferred tax asset	$-	$-

Realization of the deferred tax asset also depend on the Company’s ability to generate taxable income within the carryforward period. Due to uncertainty related to the Company’s ability to generate taxable income sufficient to realize all of its deferred tax assets, the Company has recorded 100% valuation allowances.

As at December 31, 2012, the company has non-capital losses of $1,262,305 ($1,087,532 – 2011) for tax purposes which can be applied against future taxable income. These losses expire as follows:

2032	175,273
2031	183,949
2030	187,150
2029	131,602
2028	78,145
2027	30,760
2026	32,912
2025	208,887
2024	233,627
Total	$1,262,305

First National Energy Corporation
(Formerly First National Power Corporation)
Notes to the Consolidated Financial Statements
December 31, 2012
(Amounts expressed in US Dollars)
8.      RELATED PARTY TRANSACTIONS

Transactions with related parties are incurred in the normal course of business and are measured at the exchange amount which is the amount of consideration established by and agreed to by the related parties.

In 2010, the Company’s owned subsidiary Pavana Power Corporation, purchased the Indian license to the SWEG technology from Boreas, who is related by virtue of common control. (see Note  1 (c)).

A director of the Company has advanced monies to the Company to pay certain expenses. The advances have no interest rate and is due on demand. The amount owing to the director was $60,898 ($39,961 in 2011).

9.      SEGMENT DISCLOSURE

The Company, after reviewing its reporting systems, has determined that it has one reportable segment and geographic segment. The Company’s operations are all related to the d provision of wind-driven solutions for power generation. All assets of the business are located the United States.

10.       COMMITMENT AND CONTINGENCY

Pursuant to Note 1 (c), under the Technology License purchased by Pavana, the Company has a commitment for royalties at the rate of 5% of Pavana’s EBITDA derived using this technology.

11.       CAPITAL MANAGEMENT

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

On December 31, 2012, the Company had no interest-bearing debt.

First National Energy Corporation

(Formerly First National Power Corporation)

Consolidated Financial Statements

December 31, 2013 and 2012

(Amounts expressed in US Dollars)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
First National Energy Corporation

We have audited the accompanying consolidated balance sheets of First National Energy Corporation (formerly First National Power Corporation) (the “Company”) as of December 31, 2013 and 2012, and the related consolidated statements of operations and comprehensive loss, cash flows and stockholders’ deficiency for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of First National Energy Corporation (formerly First National Power Corporation) as at December 31, 2013 and 2012, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has not generated any revenues and expects to continue to incur significant expenses from operations. The Company’s future success is dependent upon its ability to raise sufficient capital, not only to cover its operating expenses, but also to continue to develop and be able to profitably market its products. These conditions raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also discussed in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ SCHWARTZ LEVITSKY FELDMAN LLP

Toronto, Ontario	Chartered Accountants

November 12, 2015	Licensed Public Accountants

FIRST NATIONAL ENERGY CORPORATION
(Formerly First National Power Corporation)
Consolidated Balance Sheets
As at December 31, 2013 and 2012
(Amounts expressed in US Dollars)

	2013	2012
	$	$
ASSETS
CURRENT
Cash	1,096	2,799

Total Current Assets	1,096	2,799
LICENSES FOR TECHNOLOGY (Note 4)	200	200

Total Assets	1,296	2,999

LIABILITIES
CURRENT
Accounts payable and accrued liabilities	44,500	48,000
Loan payable to director (Note 8)	78,042	60,898
Loan payable to related party (Note 5)	540,000	540,000
Total Liabilities	662,542	648,898

Going Concern (Note 2)
Related Party Transaction (Note 8)
Commitment and Contingency (Note 10)

STOCKHOLDERS’ DEFICIENCY

Capital Stock ($0.001 par value, 300,000,000 common shares authorized, 99,865,228 issued and outstanding as of December 31, 2013 and 2012 (Note 6)	99,765	99,765
Additional paid-in Capital	103,329	103,329
Accumulated Deficit	(864,388)	(849,041)
Accumulated Other Comprehensive Loss	(10)	(10)
Total Stockholders' Deficiency Attributable to FNEC Stockholders	(661,304)	(645,957)
Non-controlling interest	58	58
Total Stockholders' Deficiency	(661,246)	(645,899)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY	1,296	2,999

The accompanying notes are an integral part of these consolidated financial statements.

FIRST NATIONAL ENERGY CORPORATION
(Formerly First National Power Corporation)
Consolidated Statements of Operations and Comprehensive Loss
Years Ended December 31, 2013 and 2012
(Amounts expressed in US Dollars)

	2013	2012
	$	$
REVENUE	-	-

EXPENSES

General and administrative expenses	15,347	47,566
TOTAL OPERATING EXPENSES	15,347	47,566

LOSS BEFORE INCOME TAXES	15,347	47,566
Income taxes (Note 7)	-	-
NET LOSS	15,347	47,566

Net loss attributable to non-controlling interest	-	(6)

Net loss attributable to FNEC stockholders	15,347	47,560

Loss per share - basic and diluted	$0.00	$0.00

Weighted average common shares outstanding during the year	99,865,228	99,865,228

COMPREHENSIVE LOSS:
NET LOSS INCLUDING NON-CONTROLLING INTEREST	15,347	47,566
Foreign exchange transition adjustment for the year	-	10

OTHER COMPREHENSIVE LOSS	15,347	47,576

Comprehensive loss attributable to non-controlling interest	-	(6)

Comprehensive loss attributable to FNEC stockholders	15,347	47,570

The accompanying notes are an integral part of these consolidated financial statements.

FIRST NATIONAL ENERGY CORPORATION
(Formerly First National Power Corporation)
Consolidated Statements of Changes in Stockholders’ Deficiency
For the years ended December 31, 2013 and 2012
(Amounts expressed in US Dollars)

	Number of Common Shares	Common Shares amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Non-controlling Interests	Total Stockholders' Deficiency
		$	$	$	$	$	$

Balance as of December 31, 2011	99,865,228	99,765	103,329	(801,481)	-	64	(598,323)

Net Loss for the Year				(47,560)		(6)	(47,566)
Unrealized foreign currency translation					(10)		(10)

Balance as of December 31, 2012	99,865,228	99,765	103,329	(849,041)	(10)	58	(645,899)

Net Loss for the Year				(15,347)			(15,347)

Balance as of December 31, 2013	99,865,228	99,765	103,329	(864,388)	(10)	58	(661,246)

The accompanying notes are an integral part of these consolidated financial statements.

FIRST NATIONAL ENERGY CORPORATION
(Formerly First National Power Corporation)
Consolidated Statements of Cash Flows
Years Ended December 31, 2013 and 2012
(Amounts expressed in US Dollars)

	2013	2012
	$	$
CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	(15,347)	(47,566)
Increase (decrease) in accounts payable and accrued liabilities	(3,500)	24,875

Net cash used in operating activities	(18,847)	(22,691)

CASH FLOWS FROM FINANCING ACTIVITIES

Loan from director	17,144	20,937

Net cash provided by financing activities	17,144	20,937

Effects from foreign currency exchange rate changes	-	(10)

NET DECREASE IN CASH	(1,703)	(1,764)

Cash, beginning of year	2,799	4,563

CASH, END OF YEAR	1,096	2,799

SUPPLEMENTARY DISCLOSURE

INCOME TAXES PAID	-	-

INTEREST PAID	-	-

The accompanying notes are an integral part of these consolidated financial statements.

First National Energy Corporation
(Formerly First National Power Corporation)
Notes to the Consolidated Financial Statements
December 31, 2013
(Amounts expressed in US Dollars)

1.         GENERAL

a)	Description of the Business

First National Energy Corporation (the “Company”) was incorporated in the State of Delaware on November 16, 2000, under the name Capstone International Corporation.  On March 28, 2004, the Company changed its name to First National Power Corporation. On February 12, 2009, the Company relocated its charter to the State of Nevada and changed its name to First National Energy Corporation. As part of its reorganization, the Company increased its authorized capital to 300 million common shares and effected a 100 for 1 reverse stock split of its issued and outstanding shares of common stock. The accompanying consolidated financial statements reflect all share data based on the 100 for 1 reverse common stock split.

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
Notes to the Consolidated Financial Statements
December 31, 2013
(Amounts expressed in US Dollars)
1.         GENERAL   (cont’d)

b)	Purchase of Technology License (cont’d)

In exchange for the Company acquiring the technology license from Boreas at the Closing pursuant to the Agreement (as amended by the Amendment), the Stockholders of Boreas received an aggregate of 98,800,000 new restricted and unregistered common shares of the Company's common stock. Accordingly, the Boreas Stockholders now own 98.93% of the Company's 99,865,228 outstanding common shares. No finder’s fees were paid or consulting agreements entered into by the Company in connection with the transaction.

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

On April 18, 2011, First National Energy Corporation (the “Company”) entered into a Novation Agreement (the "Novation") with all of the stockholders of Boreas revising the structure of the May 25, 2009 transaction by which the Company acquired a territorial license to certain rights in alternative energy technology of Boreas, in exchange for a quantity of newly issued common shares of the Company. The Novation amended the Technology License and Stock Purchase Agreement (the “Original Agreement”) to substitute the stockholders of Boreas as the licensor under the Original Agreement.

c)	Further Purchase of Technology License

On March 22, 2010, Pavana Power Corporation (“Pavana”), a Nevada corporation, the Company’s 99.9% owned subsidiary, acquired an exclusive, territorial, 25-year license for the Republic of India (“India”), from Boreas, pursuant to which the Company’s subsidiary acquired technology rights for India in the technology of Boreas that maximizes the energy productivity of existing wind turbines by capturing energy that flows through and underneath existing wind turbine systems.  The consideration due from the Company’s subsidiary to Boreas for the license is a deferred cash payment of $600,000, and a future royalty equal to 5% of the subsidiary’s “EBITDA” (earnings before interest, taxes, depreciation and amortization) from exploitation of the acquired license.

The transaction between related corporations was valued at the amount of the monetary consideration that was provided to Boreas.

2.         GOING CONCERN

The Company’s consolidated financial statements are prepared using accounting principles generally accepted in the United States of America and applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business.  However, the Company has not generated any

First National Energy Corporation
(Formerly First National Power Corporation)
Notes to the Consolidated Financial Statements
December 31, 2013
(Amounts expressed in US Dollars)

2.         GOING CONCERN (cont’d)

revenues from its planned principal operations through December 31, 2013 and has recorded losses since inception, has negative working capital, has yet to achieve profitable operations and expects further losses in the development of its business.  There can be no assurance that the Company will have adequate capital resources to fund planned operations or that any additional funds will be available to the Company when needed, or if available, will be available on favorable terms in the amounts required by the Company. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

The consolidated financial statements include the accounts of First National Energy Corporation, its wholly-owned subsidiary First National Energy (Canada) Corporation and its 99.9% owned subsidiary Pavana Power Corporation. All material inter-company amounts have been eliminated.

b)	Use of Estimates

These financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America. As the precise determination of assets and liabilities, and revenues and expenses, depends on future events, the preparation of financial statements for any period necessarily involves the use of estimates. Actual amounts may differ from these estimates. Significant estimates include the recording of accruals, the useful life of intangible assets, and the determination of the valuation of allowances for deferred tax assets.

c)	Financial Instruments

The Company’s financial instruments consist of cash, accounts payable and accrued liabilities, and loans payable. Unless otherwise noted, it is of management’s opinion that the Company is not exposed to significant interest, or credit risks arising from these financial instruments. The fair values of these financial instruments approximate their carrying values due to the relatively short period to maturity for these instruments.

The Company’s financial assets and liabilities are generally classified and measured as follows:

First National Energy Corporation
(Formerly First National Power Corporation)
Notes to the Consolidated Financial Statements
December 31, 2013
(Amounts expressed in US Dollars)

3.         SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES   (cont’d)

c)         Financial Instruments (cont’d)

Assets / Liabilities	Classification	Measurement
Cash	Held for trading	Fair Value
Accounts Payable and Accrued Liabilities	Other liability	Amortized Cost
Loan payable to Director	Other liability	Amortized Cost
Loan Payable to Related Party	Other liability	Amortized cost

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

● Level 3—Unobservable inputs reflect management’s best estimate of what market participants would use in pricing the asset or liability at the measurement date. Consideration is given to the risk inherent in the valuation technique and the risk inherent in the inputs to the model.

At December 31, 2013 and 2012, the only assets measured at fair value using level 1 of the three fair value hierarchy tiers described above was cash of $1,096 ($2,799 – 2012), and accounts payable, loan payable to director, and loan payable to related party are measured using amortized cost at level 2. The Company did not have any fair value assets or liabilities classified as level 3.

	2013		2012
	Carrying Value	Fair Value	Carrying Value	Fair Value
Cash	1,096	1,096	2,799	2,799
Accounts payable and accrued liabilities	44,500	44,500	48,000	48,000
Loan payable to director	78,042	78,042	60,898	60,898
Loan payable to related party	540,000	540,000	540,000	540,000

First National Energy Corporation
(Formerly First National Power Corporation)
Notes to the Consolidated Financial Statements
December 31, 2013
(Amounts expressed in US Dollars)

3.         SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES   (cont’d)

c)         Financial Instruments (cont’d)

Foreign exchange risk:

The Company’s subsidiary conducts its opening activities in Canadian dollars. The Company is therefore subject to gains or losses due to fluctuations in Canadian currency relative to the US dollar. The Company has no exposure to this given its limited activity and assets through the year.

Liquidity risk:

The Company monitors its liquidity position regularly to assess whether it has the funds necessary to fulfill planned commitments on its alternative energy technology or viable options are available to fund such commitments from new equity issuance or alternative sources such as debt financing. However, as a development stage company and without significant internally generated cash flow, there are inherent liquidity risks, including the possibility that additional financing may not be available to the Company, or that actual development expenditures may exceed those planned. The current uncertainty in global markets could have an impact on the Company’s future ability to access capital on terms that are acceptable to the Company. The company has so far been able to raise the required financing to meet its obligations on time. The Company has no exposure to this given its limited activity through the year.

d)	Income Taxes

The Company accounts for income taxes under FASB Codification Topic 740-10-25 (“ASC 740-10-25”). Under ASC 740-10-25, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under ASC 740-10-25, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. The Company provides a valuation allowance for deferred tax assets for which it does not consider realization of such assets likely. The Company  did not incur any material impact to its financial condition or results of operations due to the financial statement recognition and measurement of a tax position tax or expected to be taken in a tax return.

Deferred income taxes are established for all temporary differences between the book and the tax basis of assets and liabilities. In addition, deferred tax balances must reflect tax rates expected to be in effect in years in which the temporary differences reverse. Canadian taxes are calculated at rates expected to be in effect in Canada. U.S. deferred tax liabilities are not recognized on profits that are expected to be permanently reinvested in Canada and thus not considered available for distribution to the parent company. It is not practicable to determine our unrecognized deferred tax liability for temporary differences related to investments in foreign subsidiaries that are essentially permanent in duration. Net operating loss carry-forwards and other deferred tax assets are reviewed annually for recoverability, and, if necessary, are recorded net of a valuation allowance. Note 7 contains additional discussion regarding income taxes.

First National Energy Corporation
(Formerly First National Power Corporation)
Notes to the Consolidated Financial Statements
December 31, 2013
(Amounts expressed in US Dollars)

3.         SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES   (cont’d)

e)	Comprehensive loss

Comprehensive loss includes all changes in equity (net assets) during a period from non-owner sources. Examples of items to be included in comprehensive loss, which are excluded from net loss, include foreign currency translation adjustments and unrealized gains and losses on available-for-sale securities.

f)	Intangible Assets

Intangible assets include the technology licenses which are amortized over the estimated useful life of 10 years on a straight line basis. However, since these licenses were written to nominal value, no amortization was recognized for accounting purposes.

g)	Impairment of Long-Lived Assets

Long-lived assets to be held and used are analyzed for impairment whenever events or changes in circumstances indicate that the related carrying amounts may not be recoverable. The Company evaluates at each balance sheet date whether events and circumstances have occurred that indicate possible impairment. If there are indications of impairment, the Company uses future undiscounted cash flows of the related asset or asset group over the remaining life in measuring whether the assets are recoverable. In the event such cash flows are not expected to be sufficient to recover the recorded asset values, the assets are written down to their estimated fair value.

h)	Loss per share

Basic loss per share is computed by dividing net loss by the weighted average number of common shares outstanding for the year. Diluted loss per share is computed by dividing net loss by the weighted average number of common shares outstanding plus common stock equivalents (if dilutive). As of December 31, 2013, there were no common stock equivalents.

i)	Stock-Based Compensation

The Company accounts for equity instruments issued in exchange for the receipt of goods or services from other than employees using the estimated fair market value of the consideration received or estimated fair value of the equity instruments issued, whichever is more reliably measurable. The value of equity instruments issued for consideration other than employee services is determined on the earlier of a performance commitment or completion of performance by the provider of goods or services. As of December 31, 2013, there was $nil of unrecognized expense related to stock-based compensation, and stock based compensation expense relating to all employees and non-employees were $nil for the years ended December 31, 2013 and 2012.

j)	Foreign Currency

The parent Company maintains its books and records in U.S. dollars which is its functional and reporting currency. One of the Company’s operating subsidiary is a foreign private company and maintains its books in

First National Energy Corporation
(Formerly First National Power Corporation)
Notes to the Consolidated Financial Statements
December 31, 2013
(Amounts expressed in US Dollars)

3.         SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES   (cont’d)

h)	Foreign Currency (cont’d)

Canadian dollars (the functional currency). The subsidiary’s financial statements are converted to US dollars for consolidation purposes. The translation method used is the current rate method, where the functional currency is the foreign currency. Under the current rate method all assets and liabilities are translated at the current rate, stockholders’ equity are translated at historical rates and revenues and expenses are translated at average rates for the year.

Due to the fact that items in the financial statements are being translated at different rates according to their nature, a translation adjustment is created. This translation adjustment has been included in Other Comprehensive Loss.

k)	Recent Accounting Pronouncements

In June 2014, the FASB issued ASU 2014-10, “Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements” (“ASU 2014-10”), which eliminates the distinction of a development stage entity and certain related disclosure requirements, including the elimination of inception-to-date information on the statements of operations, cash flows and changes in stockholders’ equity. The amendments in ASU 2014-10 are effective prospectively for annual reporting periods beginning after December 15, 2014, and interim periods within those annual periods; however early adoption is permitted. The Company evaluated and adopted ASU 2014-10 early for the current period presented.

In April 2014, the FASB issued ASU 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity (“ASU 2014-08”), which includes amendments that change the requirements for reporting discontinued operations and require additional disclosures about discontinued operations. Under the new guidance, only disposals representing a strategic shift in operations should be presented as discontinued operations. Those strategic shifts should have a major effect on the organization’s operations and financial results. Additionally, ASU 2014-08 requires expanded disclosures about discontinued operations that will provide financial statement users with more information about the assets, liabilities, income, and expenses of discontinued operations. The new standard is effective for annual reporting periods beginning on or after December 15, 2014. Early application is permitted. The Company is evaluating the effect that ASU 2014-08 will have on its consolidated financial statements and related disclosures.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”), which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. ASU 2014-09 will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. The new standard is effective for annual reporting periods beginning on or after December 15, 2016. Early application is not permitted. The standard permits the use of either the retrospective or cumulative effect transition method. The Company is evaluating the effect that ASU 2014-09 will have on its consolidated financial statements and related disclosures.

In August 2014, the FASB issued ASU 2014-15 Presentation of Financial Statements—Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (“ASU 2014-15”),

First National Energy Corporation
(Formerly First National Power Corporation)
Notes to the Consolidated Financial Statements
December 31, 2013
(Amounts expressed in US Dollars)

3.         SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES   (cont’d)

k)         Recent Accounting Pronouncements (cont’d)

which provides guidance on determining when and how to disclose going-concern uncertainties in the financial statements. The new standard requires management to perform interim and annual assessments of an entity’s ability to continue as a going concern within one year after the date the financial statements are issued. An entity must provide certain disclosures if “conditions or events raise substantial doubt about the entity’s ability to continue as a going concern.” ASU 2014-15 applies to all entities and is effective for annual periods ending after December 15, 2016, and interim periods thereafter, with early adoption permitted. The Company is currently assessing the impact of this guidance.

On January 9, 2015, FASB issued ASU 2015-01, Income Statement- Extraordinary and Unusual Items (Subtopic 225-20): Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items. The ASU eliminates the concept of extraordinary items and the uncertainty in determining when an item is both unusual in nature and infrequent in occurrence. Presently, an event or transaction is presumed to be ordinary activity unless evidence supports the transaction as unusual in nature and infrequent in occurrence. If an event or transaction is determined to be unusual and infrequent, it is deemed to be extraordinary, and is required to be segregated from the results of ordinary operations on the face of the income statement, net of tax, after income from continuing operations, along with other financial statement disclosures. ASU 2015-01 eliminates the concept of extraordinary items from the income statement presentation. Eliminating this concept removes the uncertainty in determining when a transaction is both unusual in nature and infrequent in occurrence. However, the presentation and disclosure guidance for items that are unusual in nature OR occur infrequently will be retained and will be expanded to include items that are both unusual in nature and infrequently occurring. This ASU aligns US GAAP with IAS 1, which prohibits presentation and disclosure of extraordinary items. This ASU is effective for years beginning after December 15, 2015, with early adoption permitted. The Company is currently assessing the impact of this guidance.

l)	Non-controlling Interest

Non-controlling interests in the Company’s subsidiaries are recorded in accordance with the provisions of ASC 810 and are reported as a component of equity, separate from the parent’s equity. Purchase or sale of equity interests that do not result in a change of control are accounted for as equity transactions. Results of operations attributable to the non-controlling interest are included in our consolidated results of operations and, upon loss of control, the interest sold, as well as interest retained, if any, will be reported at fair value with any gain or loss recognized in earnings.

4.         LICENSES FOR TECHNOLOGY

		2013		2012
	Cost	Accumulated Amortization	Net Book Value	Net Book Value

North American Technology License	$100	$-	$100	$100
Indian Technology License	100	-	100	100
	$200	$-	$200	$200

First National Energy Corporation
(Formerly First National Power Corporation)
Notes to the Consolidated Financial Statements
December 31, 2013
(Amounts expressed in US Dollars)

5.         LOAN PAYABLE TO RELATED PARTY

On March 22, 2010, the Company acquired an exclusive territorial 25 year Supplemental Wind Energy Generator (“SWEG”) Technology license for the Republic of India (“India”), from Boreas. The stockholders of Boreas hold a controlling interest in the Company through their controlling interest in First National Energy Corporation. The technology of Boreas maximizes the energy productivity of existing wind turbines by capturing energy that flows through and underneath existing wind turbine systems.  The consideration due from the Company to Boreas for the license was a deferred cash payment of $600,000, and a future royalty equal to 5% of the subsidiary’s “EBITDA” (earnings) from exploitation of the acquired license.

On November 8, 2010, the subsidiary paid Boreas $60,000 as a payment due under the India technology license agreement, leaving a balance of cash consideration due of $540,000. The remaining debt is non-interest bearing and is due on demand.

6.         CAPITAL STOCK

a)         Authorized

300,000,000 Common shares, $0.001 per value

b)         Issued

99,865,228 Common shares (2012: 99,865,228 Common shares)

7.      INCOME TAXES

The reconciliation of income taxes at statutory income tax rates to the income tax expense is as follows. The losses incurred by the wholly-owned Canadian subsidiary are insignificant, hence no separate disclosure has been made:

	2013	2012
Loss before income taxes	$(15,347)	$(47,566)
Applicable statutory tax rate	34%	34%
Income tax recovery at statutory rate	(5,218)	(16,172)
Timing difference	(43,420)	(43,420)
Tax benefit not recognized	48,638	59,592
Income taxes - current and deferred	$-	$-

Total income tax (expense) benefit differed from the amounts computed by applying the U.S. Federal statutory tax rates and estimated state rates to pre-tax income for the years as follows:

First National Energy Corporation
(Formerly First National Power Corporation)
Notes to the Consolidated Financial Statements
December 31, 2013
(Amounts expressed in US Dollars)
7.      INCOME TAXES (cont’d)

	2013	2012
Statutory rate - benefit	34%	34%
State taxes, net of federal benefit	-	-
Effective rate - benefit	34%	34%

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are as follows:

	2013	2012
Deferred tax asset:
Operating losses available to offset future income-taxes	$477,822	$429,184
Tax basis of license in excess of accounting basis	449,924	493,344
	927,746	922,528
Valuation Allowance	(927,746)	(922,528)
Net deferred tax asset	$-	$-

Realization of the deferred tax asset also depend on the Company’s ability to generate taxable income within the carryforward period. Due to uncertainty related to the Company’s ability to generate taxable income sufficient to realize all of its deferred tax assets, the Company has recorded 100% valuation allowances.

As at December 31, 2013, the company has non-capital losses of $1,405,359 ($1,262,305 – 2012) for tax purposes which can be applied against future taxable income. These losses expire as follows:

2033	143,054
2032	175,273
2031	183,949
2030	187,150
2029	131,602
2028	78,145
2027	30,760
2026	32,912
2025	208,887
2024	233,627
Total	$1,405,359

8.         RELATED PARTY TRANSACTIONS

Transactions with related parties are incurred in the normal course of business and are measured at the exchange amount which is the amount of consideration established by and agreed to by the related parties.

In 2010, the Company’s majority owned subsidiary Pavana Power Corporation, purchased the Indian license to the SWEG technology from Boreas, which is related by virtue of common control. (see Note  1 (c)).

First National Energy Corporation
(Formerly First National Power Corporation)
Notes to the Consolidated Financial Statements
December 31, 2013
(Amounts expressed in US Dollars)

8.         RELATED PARTY TRANSACTIONS (cont’d)

A director of the Company has advanced monies to the Company to pay certain expenses. The advances have no interest rate and is due on demand. The amount owing to the director was $78,042 ($60,898 in 2012).

9.      SEGMENT DISCLOSURE

The Company, after reviewing its reporting systems, has determined that it has one reportable segment and geographic segment. The Company’s operations are all related to the provision of wind-driven solutions for power generation. All assets of the business are located the United States.

10.       COMMITMENT AND CONTINGENCY

Pursuant to Note 1 (c), under the Technology License purchased by Pavana, the Company has a commitment for royalties at the rate of 5% Pavana’s EBITDA derived using this technology.

11.       CAPITAL MANAGEMENT

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

On December 31, 2013, the Company had no interest-bearing debt.

First National Energy Corporation

(Formerly First National Power Corporation)

Consolidated Financial Statements

December 31, 2014 and 2013

(Amounts expressed in US Dollars)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
First National Energy Corporation

We have audited the accompanying consolidated balance sheets of First National Energy Corporation (formerly First National Power Corporation) (the “Company”) as of December 31, 2014 and 2013, and the related consolidated statements of operations and comprehensive loss, cash flows and stockholders’ deficiency for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audits of its internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of First National Energy Corporation (formerly First National Power Corporation) as at December 31, 2014 and 2013, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has not generated any revenues and expects to continue to incur significant expenses from operations. The Company’s future success is dependent upon its ability to raise sufficient capital, not only to cover its operating expenses, but also to continue to develop and be able to profitably market its products. These conditions raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also discussed in Note 2.   The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ SCHWARTZ LEVITSKY FELDMAN LLP

Toronto, Ontario	Chartered Accountants

November 12, 2015	Licensed Public Accountants

FIRST NATIONAL ENERGY CORPORATION
(Formerly First National Power Corporation)
Consolidated Balance Sheets
As at December 31, 2014 and 2013
(Amounts expressed in US Dollars)

	2014	2013
	$	$
ASSETS
CURRENT
Cash	2,237	1,096

Total Current Assets	2,237	1,096
LICENSES FOR TECHNOLOGY (Note 4)	200	200

Total Assets	2,437	1,296

LIABILITIES
CURRENT
Accounts payable and accrued liabilities	59,500	44,500
Loan payable to director (Note 8)	76,275	78,042
Loan payable to related party (Note 5)	540,000	540,000
Total Liabilities	675,775	662,542

Going Concern (Note 2)
Related Party Transaction (Note 8)
Commitment and Contingency (Note 10)

STOCKHOLDERS’ DEFICIENCY

Capital Stock ($0.001 par value, 300,000,000 common shares authorized, 99,865,228 issued and outstanding as of December 31, 2014 and 2013 (Note 6)	99,765	99,765

Additional paid-in Capital	103,329	103,329
Accumulated Deficit	(876,475)	(864,388)
Accumulated Other Comprehensive Loss	(10)	(10)
Total Stockholders' Deficiency Attributable to FNEC Stockholders	(673,391)	(661,304)
Non-controlling interest	53	58
Total Stockholders' Deficiency	(673,338)	(661,246)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY	2,437	1,296

The accompanying notes are an integral part of these consolidated financial statements.

FIRST NATIONAL ENERGY CORPORATION
(Formerly First National Power Corporation)
Consolidated Statements of Operations and Comprehensive Loss
2014 and 2013
(Amounts expressed in US Dollars)

	2014	2013
	$	$
REVENUE	-	-

EXPENSES

General and administrative expenses	12,092	15,347
TOTAL OPERATING EXPENSES	12,092	15,347

LOSS BEFORE INCOME TAXES	12,092	15,347
Income taxes (Note 7)	-	-
NET LOSS	12,092	15,347

Net loss attributable to non-controlling interest	(5)	-

Net loss attributable to FNEC stockholders	12,087	15,347

Loss per share - basic and diluted	$0.00	$0.00

Weighted average common shares outstanding during the year	99,865,228	99,865,228

COMPREHENSIVE LOSS:
NET LOSS INCLUDING NON-CONTROLLING INTEREST	12,092	15,347
Foreign exchange transition adjustment for the year	-	-

OTHER COMPREHENSIVE LOSS	12,092	15,347

Comprehensive loss attributable to non-controlling interest	(5)	-

Comprehensive loss attributable to FNEC stockholders	12,087	15,347

The accompanying notes are an integral part of these consolidated financial statements.

FIRST NATIONAL ENERGY CORPORATION
(Formerly First National Power Corporation)
Consolidated Statements of Changes in Stockholders’ Deficiency
For the years ended December 31, 2014 and 2013
(Amounts expressed in US Dollars)

	Number of Common Shares	Common Shares amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Non-controlling Interests	Total Stockholders' Deficit
		$	$	$	$	$	$

Balance as of December 31, 2012	99,865,228	99,765	103,329	(849,041)	(10)	58	(645,899)

Net Loss for the Year				(15,347)			(15,347)

Balance as of December 31, 2013	99,865,228	99,765	103,329	(864,388)	(10)	58	(661,246)

Net Loss for the Year				(12,087)		(5)	(12,092)

Balance as of December 31, 2014	99,865,228	99,765	103,329	(876,475)	(10)	53	(673,338)

The accompanying notes are an integral part of these consolidated financial statements.

FIRST NATIONAL ENERGY CORPORATION
(Formerly First National Power Corporation)
Consolidated Statements of Cash Flows
Years Ended December 31, 2014 and 2013
(Amounts expressed in US Dollars)

	2014	2013
	$	$
CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	(12,092)	(15,347)
Increase (decrease) in accounts payable and accrued liabilities	15,000	(3,500)

Net cash provided by (used in) operating activities	2,908	(18,847)

CASH FLOWS FROM FINANCING ACTIVITIES

Loan from director	(1,767)	17,144

Net cash provided by (used in) financing activities	(1,767)	17,144

NET INCREASE (DECREASE) IN CASH	1,141	(1,703)

Cash, beginning of year	1,096	2,799

CASH, END OF YEAR	2,237	1,096

SUPPLEMENTARY DISCLOSURE

INCOME TAXES PAID	-	-

INTEREST PAID	-	-

The accompanying notes are an integral part of these consolidated financial statements.

First National Energy Corporation
(Formerly First National Power Corporation)
Notes to the Consolidated Financial Statements
December 31, 2014
(Amounts expressed in US Dollars)

1.         GENERAL

a)	Description of the Business

First National Energy Corporation (the “Company”) was incorporated in the State of Delaware on November 16, 2000, under the name Capstone International Corporation.  On March 28, 2004, the Company changed its name to First National Power Corporation. On February 12, 2009, the Company relocated its charter to the State of Nevada and changed its name to First National Energy Corporation. As part of its reorganization, the Company increased its authorized capital to 300 million common shares and effected a 100 for 1 reverse stock split of its issued and outstanding shares of common stock. The accompanying consolidated financial statements reflect all share data based on the 100 for 1 reverse common stock split.

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
Notes to the Consolidated Financial Statements
December 31, 2014
(Amounts expressed in US Dollars)

1.         GENERAL   (cont’d)

b)	Purchase of Technology License (cont’d)

In exchange for the Company acquiring the technology license from Boreas at the Closing pursuant to the Agreement (as amended by the Amendment), the Stockholders of Boreas received an aggregate of 98,800,000 new restricted and unregistered common shares of the Company's common stock. Accordingly, the Boreas Stockholders now own 98.93% of the Company's 99,865,228 outstanding common shares. No finder’s fees were paid or consulting agreements entered into by the Company in connection with the transaction.

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

On April 18, 2011, First National Energy Corporation (the “Company”) entered into a Novation Agreement (the "Novation") with all of the stockholders of Boreas revising the structure of the May 25, 2009 transaction by which the Company acquired a territorial license to certain rights in alternative energy technology of Boreas, in exchange for a quantity of newly issued common shares of the Company. The Novation amended the Technology License and Stock Purchase Agreement (the “Original Agreement”) to substitute the stockholders of Boreas as the licensor under the Original Agreement.

c)      Further Purchase of Technology License

On March 22, 2010, Pavana Power Corporation (“Pavana”), a Nevada corporation, the Company’s 99.9% owned subsidiary, acquired an exclusive, territorial, 25-year license for the Republic of India (“India”), from Boreas, pursuant to which the Company’s subsidiary acquired technology rights for India in the technology of Boreas that maximizes the energy productivity of existing wind turbines by capturing energy that flows through and underneath existing wind turbine systems.  The consideration due from the Company’s subsidiary to Boreas for the license is a deferred cash payment of $600,000, and a future royalty equal to 5% of the subsidiary’s “EBITDA” (earnings before interest, taxes, depreciation and amortization) from exploitation of the acquired license.

The transaction between related corporations was valued at the amount of the monetary consideration that was provided to Boreas.

2.         GOING CONCERN

The Company’s consolidated financial statements are prepared using accounting principles generally accepted in the United States of America and applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business.  However, the Company has not generated any

First National Energy Corporation
(Formerly First National Power Corporation)
Notes to the Consolidated Financial Statements
December 31, 2014
(Amounts expressed in US Dollars)

2.         GOING CONCERN (cont’d)

revenues from its planned principal operations through December 31, 2014 and has recorded losses since inception, has negative working capital, has yet to achieve profitable operations and expects further losses in the development of its business.  There can be no assurance that the Company will have adequate capital resources to fund planned operations or that any additional funds will be available to the Company when needed, or if available, will be available on favorable terms in the amounts required by the Company. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

The consolidated financial statements include the accounts of First National Energy Corporation, its wholly-owned subsidiary First National Energy (Canada) Corporation and its 99.99% owned subsidiary Pavana Power Corporation. All material inter-company amounts have been eliminated.

b)	Use of Estimates

These financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America. As the precise determination of assets and liabilities, and revenues and expenses, depends on future events, the preparation of financial statements for any period necessarily involves the use of estimates. Actual amounts may differ from these estimates. Significant estimates include the recording of accruals, the useful life of intangible assets, and the determination of the valuation of allowances for deferred tax assets.

c)	Financial Instruments

The Company’s financial instruments consist of cash, accounts payable and accrued liabilities, and loans payable. Unless otherwise noted, it is of management’s opinion that the Company is not exposed to significant interest, or credit risks arising from these financial instruments. The fair values of these financial instruments approximate their carrying values due to the relatively short period to maturity for these instruments.

The Company’s financial assets and liabilities are generally classified and measured as follows:

First National Energy Corporation
(Formerly First National Power Corporation)
Notes to the Consolidated Financial Statements
December 31, 2014
(Amounts expressed in US Dollars)
3.         SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES   (cont’d)

c)         Financial Instruments (cont’d)

Assets / Liabilities	Classification	Measurement
Cash	Held for trading	Fair value
Accounts Payable and Accrued Liabilities	Other liability	Amortized Cost
Loan payable to director	Other liability	Amortized Cost
Loan Payable to related party	Other liability	Amortized cost

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

● Level 3—Unobservable inputs reflect management’s best estimate of what market participants would use in pricing the asset or liability at the measurement date. Consideration is given to the risk inherent in the valuation technique and the risk inherent in the inputs to the model.

At December 31, 2014 and 2013, the only assets measured at fair value using level 1 of the three fair value hierarchy tiers described above was cash of $2,237 ($1,096 – 2013), and accounts payable, loan payable to director, and loan payable to related party are measured using amortized cost at level 2. The Company did not have any fair value assets or liabilities classified as level 3.

	2014		2013
	Carrying Value	Fair Value	Carrying Value	Fair Value
Cash	2,237	2,237	1,096	1,096
Accounts payable and accrued liabilities	59,500	59,500	44,500	44,500
Loan payable to director	76,275	76,275	78,042	78,042
Loan payable to related party	540,000	540,000	540,000	540,000

First National Energy Corporation
(Formerly First National Power Corporation)
Notes to the Consolidated Financial Statements
December 31, 2014
(Amounts expressed in US Dollars)
3.         SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES   (cont’d)

c)         Financial Instruments (cont’d)

Foreign exchange risk:

The Company’s subsidiary conducts its opening activities in Canadian dollars. The Company is therefore subject to gains or losses due to fluctuations in Canadian currency relative to the US dollar. The Company has no exposure to this given its limited activity and assets through the year.

Liquidity risk:

The Company monitors its liquidity position regularly to assess whether it has the funds necessary to fulfill planned commitments on its alternative energy technology or viable options are available to fund such commitments from new equity issuance or alternative sources such as debt financing. However, as a development stage company and without significant internally generated cash flow, there are inherent liquidity risks, including the possibility that additional financing may not be available to the Company, or that actual development expenditures may exceed those planned. The current uncertainty in global markets could have an impact on the Company’s future ability to access capital on terms that are acceptable to the Company. The company has so far been able to raise the required financing to meet its obligations on time. The Company has no exposure to this given its limited activity through the year.

d)	Income Taxes

The Company accounts for income taxes under FASB Codification Topic 740-10-25 (“ASC 740-10-25”). Under ASC 740-10-25, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under ASC 740-10-25, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. The Company provides a valuation allowance for deferred tax assets for which it does not consider realization of such assets likely. The Company did not incur any material impact to its financial condition or results of operations due to the financial statement recognition and measurement of a tax position tax or expected to be taken in a tax return.

Deferred income taxes are established for all temporary differences between the book and the tax basis of assets and liabilities. In addition, deferred tax balances must reflect tax rates expected to be in effect in years in which the temporary differences reverse. Canadian taxes are calculated at rates expected to be in effect in Canada. U.S. deferred tax liabilities are not recognized on profits that are expected to be permanently reinvested in Canada and thus not considered available for distribution to the parent company. It is not practicable to determine our unrecognized deferred tax liability for temporary differences related to investments in foreign subsidiaries that are essentially permanent in duration. Net operating loss carry-forwards and other deferred tax assets are reviewed annually for recoverability, and, if necessary, are recorded net of a valuation allowance. Note 7 contains additional discussion regarding income taxes.

First National Energy Corporation
(Formerly First National Power Corporation)
Notes to the Consolidated Financial Statements
December 31, 2014
(Amounts expressed in US Dollars)
3.         SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES   (cont’d)

e)	Comprehensive loss

Comprehensive loss includes all changes in equity (net assets) during a period from non-owner sources. Examples of items to be included in comprehensive loss, which are excluded from net loss, include foreign currency translation adjustments and unrealized gains and losses on available-for-sale securities.

f)	Intangible Assets

Intangible assets include the technology licenses which are amortized over the estimated useful life of 10 years on a straight line basis. However, since these licenses were written to nominal value, no amortization was recognized during the year for accounting purposes.

g)	Impairment of Long-Lived Assets

Long-lived assets to be held and used are analyzed for impairment whenever events or changes in circumstances indicate that the related carrying amounts may not be recoverable. The Company evaluates at each balance sheet date whether events and circumstances have occurred that indicate possible impairment. If there are indications of impairment, the Company uses future undiscounted cash flows of the related asset or asset group over the remaining life in measuring whether the assets are recoverable. In the event such cash flows are not expected to be sufficient to recover the recorded asset values, the assets are written down to their estimated fair value.

h)	Loss per share

Basic loss per share is computed by dividing net loss by the weighted average number of common shares outstanding for the year. Diluted loss per share is computed by dividing net loss by the weighted average number of common shares outstanding plus common stock equivalents (if dilutive). As of December 31, 2014, there were no common stock equivalents.

i)	Stock-Based Compensation

The Company accounts for equity instruments issued in exchange for the receipt of goods or services from other than employees using the estimated fair market value of the consideration received or estimated fair value of the equity instruments issued, whichever is more reliably measurable. The value of equity instruments issued for consideration other than employee services is determined on the earlier of a performance commitment or completion of performance by the provider of goods or services. As of December 31, 2014, there was $nil of unrecognized expense related to stock-based compensation, and stock based compensation expense relating to all employees and non-employees were $nil for the years ended December 31, 2014 and 2013.

First National Energy Corporation
(Formerly First National Power Corporation)
Notes to the Consolidated Financial Statements
December 31, 2014
(Amounts expressed in US Dollars)
3.         SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES   (cont’d)

j)	Foreign Currency

The parent Company maintains its books and records in U.S. dollars which is its functional and reporting currency. One of the Company’s operating subsidiary is a foreign private company and maintains its books in

Canadian dollars (the functional currency). The subsidiary’s financial statements are converted to US dollars for consolidation purposes. The translation method used is the current rate method, where the functional currency is the foreign currency. Under the current rate method all assets and liabilities are translated at the current rate, stockholders’ equity are translated at historical rates and revenues and expenses are translated at average rates for the year.

Due to the fact that items in the financial statements are being translated at different rates according to their nature, a translation adjustment is created. This translation adjustment has been included in Other Comprehensive Loss.

k)	Recent Accounting Pronouncements

In June 2014, the FASB issued ASU 2014-10, “Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements” (“ASU 2014-10”), which eliminates the distinction of a development stage entity and certain related disclosure requirements, including the elimination of inception-to-date information on the statements of operations, cash flows and changes in stockholders’ equity. The amendments in ASU 2014-10 are effective prospectively for annual reporting periods beginning after December 15, 2014, and interim periods within those annual periods; however early adoption is permitted. The Company evaluated and adopted ASU 2014-10 early for the current period presented.

In April 2014, the FASB issued ASU 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity (“ASU 2014-08”), which includes amendments that change the requirements for reporting discontinued operations and require additional disclosures about discontinued operations. Under the new guidance, only disposals representing a strategic shift in operations should be presented as discontinued operations. Those strategic shifts should have a major effect on the organization’s operations and financial results. Additionally, ASU 2014-08 requires expanded disclosures about discontinued operations that will provide financial statement users with more information about the assets, liabilities, income, and expenses of discontinued operations. The new standard is effective for annual reporting periods beginning on or after December 15, 2014. Early application is permitted. The Company is evaluating the effect that ASU 2014-08 will have on its consolidated financial statements and related disclosures.

First National Energy Corporation
(Formerly First National Power Corporation)
Notes to the Consolidated Financial Statements
December 31, 2014
(Amounts expressed in US Dollars)

3.         SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES   (cont’d)

j)	Recent Accounting Pronouncements (cont’d)

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”), which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. ASU 2014-09 will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. The new standard is effective for annual reporting periods beginning on or after December 15, 2016. Early application is not permitted. The standard permits the use of either the retrospective or cumulative effect transition method. The Company is evaluating the effect that ASU 2014-09 will have on its consolidated financial statements and related disclosures.

In August 2014, the FASB issued ASU 2014-15 Presentation of Financial Statements—Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (“ASU 2014-15”), which provides guidance on determining when and how to disclose going-concern uncertainties in the financial statements. The new standard requires management to perform interim and annual assessments of an entity’s ability to continue as a going concern within one year after the date the financial statements are issued. An entity must provide certain disclosures if “conditions or events raise substantial doubt about the entity’s ability to continue as a going concern.” ASU 2014-15 applies to all entities and is effective for annual periods ending after December 15, 2016, and interim periods thereafter, with early adoption permitted. The Company is currently assessing the impact of this guidance.

On January 9, 2015, FASB issued ASU 2015-01, Income Statement- Extraordinary and Unusual Items (Subtopic 225-20): Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items. The ASU eliminates the concept of extraordinary items and the uncertainty in determining when an item is both unusual in nature and infrequent in occurrence. Presently, an event or transaction is presumed to be ordinary activity unless evidence supports the transaction as unusual in nature and infrequent in occurrence. If an event or transaction is determined to be unusual and infrequent, it is deemed to be extraordinary, and is required to be segregated from the results of ordinary operations on the face of the income statement, net of tax, after income from continuing operations, along with other financial statement disclosures. ASU 2015-01 eliminates the concept of extraordinary items from the income statement presentation. Eliminating this concept removes the uncertainty in determining when a transaction is both unusual in nature and infrequent in occurrence. However, the presentation and disclosure guidance for items that are unusual in nature OR occur infrequently will be retained and will be expanded to include items that are both unusual in nature and infrequently occurring. This ASU aligns US GAAP with IAS 1, which prohibits presentation and disclosure of extraordinary items. This ASU is effective for years beginning after December 15, 2015, with early adoption permitted. The Company is currently assessing the impact of this guidance.

l)	Non-controlling Interest

Non-controlling interests in the Company’s subsidiaries are recorded in accordance with the provisions of ASC 810 and are reported as a component of equity, separate from the parent’s equity. Purchase or sale of equity interests that do not result in a change of control are accounted for as equity transactions. Results of operations attributable to the non-controlling interest are included in our consolidated results of operations and, upon loss of control, the interest sold, as well as interest retained, if any, will be reported at fair value with any gain or loss recognized in earnings.

First National Energy Corporation
(Formerly First National Power Corporation)
Notes to the Consolidated Financial Statements
December 31, 2014
(Amounts expressed in US Dollars)
4.      LICENSES FOR TECHNOLOGY

		2014		2013
	Cost	Accumulated Amortization	Net Book Value	Net Book Value

North American Technology License	$100	$-	$100	$100
Indian Technology License	100	-	100	100
	$200	$-	$200	$200

5.         LOAN PAYABLE TO RELATED PARTY

On March 22, 2010, the Company acquired an exclusive territorial 25 year Supplemental Wind Energy Generator (“SWEG”) Technology license for the Republic of India (“India”), from Boreas. The stockholders of Boreas hold a controlling interest in the Company through their controlling interest in First National Energy Corporation. The technology of Boreas maximizes the energy productivity of existing wind turbines by capturing energy that flows through and underneath existing wind turbine systems.  The consideration due from the Company to Boreas for the license was a deferred cash payment of $600,000, and a future royalty equal to 5% of the subsidiary’s “EBITDA” (revenues before interest, taxes, depreciation and amortization) from exploitation of the acquired license.

On November 8, 2010, the subsidiary paid Boreas $60,000 as a payment due under the India technology license agreement, leaving a balance of cash consideration due of $540,000. The remaining debt is non-interest bearing and is due on demand.

6.         CAPITAL STOCK

a)         Authorized

300,000,000 Common shares, $0.001 per value

b)         Issued

99,865,228 Common shares (2013: 99,865,228 Common shares)

First National Energy Corporation
(Formerly First National Power Corporation)
Notes to the Consolidated Financial Statements
December 31, 2014
(Amounts expressed in US Dollars)
7.      INCOME TAXES

The reconciliation of income taxes at statutory income tax rates to the income tax expense is as follows. The losses incurred by the wholly-owned Canadian subsidiary are insignificant, hence no separate disclosure has been made:

	2014	2013
Loss before income taxes	$(12,092)	$(15,347)
Applicable statutory tax rate	34%	34%
Income tax recovery at statutory rate	(4,111)	(5,218)
Timing difference	(43,420)	(43,420)
Tax benefit not recognized	47,531	48,638
Income taxes - current and deferred	$-	$-

Total income tax (expense) benefit differed from the amounts computed by applying the U.S. Federal statutory tax rates and estimated state rates to pre-tax income for the years as follows:

	2014	2013
Statutory rate - benefit	34%	34%
State taxes, net of federal benefit	-	-
Effective rate - benefit	34%	34%

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are as follows:

	2014	2013
Deferred tax asset:
Operating losses available to offset future income-taxes	$525,354	$477,822
Tax basis of license in excess of accounting basis	406,504	449,924
	931,858	927,746
Valuation Allowance	(931,858)	(927,746)
Net deferred tax asset	$-	$-

Realization of the deferred tax asset also depend on the Company’s ability to generate taxable income within the carryforward period. Due to uncertainty related to the Company’s ability to generate taxable income sufficient to realize all of its deferred tax assets, the Company has recorded 100% valuation allowances.

First National Energy Corporation
(Formerly First National Power Corporation)
Notes to the Consolidated Financial Statements
December 31, 2014
(Amounts expressed in US Dollars)

7.      INCOME TAXES (cont’d)

As at December 31, 2014, the company has non-capital losses of $1,545,158 ($1,405,359 – 2013) for tax purposes which can be applied against future taxable income. These losses expire as follows:

2034	139,799
2033	143,054
2032	175,273
2031	183,949
2030	187,150
2029	131,602
2028	78,145
2027	30,760
2026	32,912
2025	208,887
2024	233,627
Total	$1,545,158

8.         RELATED PARTY TRANSACTIONS

Transactions with related parties are incurred in the normal course of business and are measured at the exchange amount which is the amount of consideration established by and agreed to by the related parties.

In 2010, the Company’s majority owned subsidiary Pavana Power Corporation, purchased the Indian license to the SWEG technology from Boreas, which is related by virtue of common control. (see Note  1 (c)).

A director of the Company has advanced monies to the Company to pay certain expenses. The advances have no interest rate and is due on demand. The amount owing to the director was $76,275 ($78,042 in 2013).

9.      SEGMENT DISCLOSURE

The Company, after reviewing its reporting systems, has determined that it has one reportable segment and geographic segment. The Company’s operations are all related to the provision of wind-driven solutions for power generation. All assets of the business are located the United States of America.

10.       COMMITMENT AND CONTINGENCY

Pursuant to Note 1 (c), under the Technology License purchased by Pavana, the Company has a commitment for royalties at the rate of 5% of Pavana’s EBITDA derived using this technology.

First National Energy Corporation
(Formerly First National Power Corporation)
Notes to the Consolidated Financial Statements
December 31, 2014
(Amounts expressed in US Dollars)
11.       CAPITAL MANAGEMENT

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

On December 31, 2014, the Company had no interest-bearing debt.

