Form 10-Q
period 2015-03-31
First National Energy Corp.
filed 2015-11-23
CIK 1142129

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2015

or

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ____________ to ________________.

Commission File Number: 333-62588

FIRST NATIONAL ENERGY CORPORATION
 (Exact name of registrant as specified in its charter)

Nevada	66-0349372
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

44 Greystone Crescent, Georgetown, Ontario Canada L7G 1G9
 (Addres s of principal executive offices) (Zip Code)

(416) 918-6987
(Registrant’s telephone number, including area code)

 (Former Name, Former Address, and Former Fiscal Year, if Changed Since Last Report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  [X] Yes[  ] No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   [X] Yes[  ] No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)
Yes [  ]  No [X ]

APPLICABLE ONLY TO CORPORATE ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
Yes [  ]  No [  ]

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
As of November 23, 2015 , there were 99,865,228 common shares issued and outstanding.

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements.

First National Energy Corporation
(Formerly First National Power Corporation)
Consolidated Interim Financial Statements
March 31, 2015
(Amounts expressed in US Dollars)

The accompanying notes form an integral part of these consolidated interim financial statements

Index

Consolidated Interim Balance Sheets as at March 31, 2015 and December 31, 2014	1

Consolidated Interim Statements of Operations and Comprehensive Loss for the three months ended March 31, 2015 and March 31, 2014	2

Consolidated Interim Statements of Stockholders’ Deficiency for the three months ended March 31, 2015 and year ended December 31, 2014	3

Consolidated Interim Statements of Cash Flows for the three months ended March 31, 2015 and March 31, 2014	4

Condensed Notes to Consolidated Interim Financial Statements	5-10

FIRST NATIONAL ENERGY CORPORATION
(Formerly First National Power Corporation)
Consolidated Balance Sheets
As at March 31, 2015 and December 31, 2014
(Amounts expressed in US Dollars)

	March 31	December 31
	2015	2014
	(unaudited)	(audited)
	$	$
ASSETS
CURRENT
Cash	2,237	2,237

Total Current Assets	2,237	2,237
LICENSES FOR TECHNOLOGY (Note 4)	200	200

Total Assets	2,437	2,437

LIABILITIES
CURRENT
Accounts payable and accrued liabilities	59,500	59,500
Loan payable to director (Note 6)	76,275	76,275
Loan payable to related party (Note 5)	540,000	540,000
Total Liabilities	675,775	675,775

Going Concern (Note 2)
Related Party Transactions (Note 6)
Commitment (Note 9)

STOCKHOLDERS’ DEFICIENCY

Capital Stock ($0.001 par value, 300,000,000 common shares authorized, 99,865,228 issued and outstanding)	99,765	99,765
Additional paid-in Capital	103,329	103,329
Accumulated Deficit	(876,475)	(876,475)
Accumulated Other Comprehensive Loss	(10)	(10)
Total Stockholders' Deficiency Attributable to FNEC Stockholders	(673,391)	(673,391)
Non-controlling interest	53	53
Total Stockholders' Deficiency	(673,338)	(673,338)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY	2,437	2,437

The accompanying notes form an integral part of these consolidated interim financial statements

FIRST NATIONAL ENERGY CORPORATION
(Formerly First National Power Corporation)
Consolidated Statements of Operations and Comprehensive Loss
For the three months ended March 31, 2015 and March 31, 2014
(Amounts expressed in US Dollars)

	For the three	For the three
	months ended	months ended
	March 31, 2015	March 31, 2014
	$	$
REVENUE	-	-

EXPENSES

General and administrative expenses	-	706
TOTAL OPERATING EXPENSES	-	706

LOSS BEFORE INCOME TAXES	-	706
Income taxes	-	-
NET LOSS	-	706

Net loss attributable to non-controlling interest	-	-

Net loss attributable to FNEC stockholders	-	706

Loss per share - basic and diluted	$-	$0.00

Weighted average common shares outstanding during the period	99,865,228	99,865,228

COMPREHENSIVE LOSS:
NET LOSS INCLUDING NON-CONTROLLING INTEREST	-	706
Foreign exchange transition adjustment for the period	-	-

OTHER COMPREHENSIVE LOSS	-	706

Comprehensive loss attributable to non-controlling interest	-	-

Comprehensive loss attributable to FNEC stockholders	-	706

The accompanying notes form an integral part of these consolidated interim financial statements

FIRST NATIONAL ENERGY CORPORATION
(Formerly First National Power Corporation)
Consolidated Statements of Changes in Stockholders’ Deficiency
For the three months ended March 31, 2015 and year ended December 31, 2014
(Amounts expressed in US Dollars)

	Number of Common Shares	Common Shares Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Non-controlling Interests	Total Stockholders' Deficit
		$	$	$	$	$	$

Balance as of December 31, 2013	99,865,228	99,765	103,329	(864,388)	(10)	58	(645,899)

Net Loss for the Year				(12,087)		(5)	(12,092)

Balance as of December 31, 2014	99,865,228	99,765	103,329	(876,475)	(10)	53	(673,338)

Net Loss for the Period

Balance as at March 31, 2015 (unaudited)	99,865,228	99,765	103,329	(876,475)	(10)	53	(673,338)

The accompanying notes form an integral part of these consolidated interim financial statements

FIRST NATIONAL ENERGY CORPORATION
(Formerly First National Power Corporation)
Consolidated Interim Statements of Cash Flows
For the three months ended March 31, 2015 and March 31, 2014
(Amounts expressed in US Dollars)

	For the three	For the three
	months ended	months ended
	March 31, 2015	March 31, 2014
	$	$
CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	-	(706)
Decrease in accounts payable and accrued liabilities	-	-

Net cash provided by used in operating activities	-	(706)

CASH FLOWS FROM FINANCING ACTIVITIES

Loan from director	-	394

Net cash provided by financing activities	-	394

NET DECREASE IN CASH	-	(312)

Cash, beginning of period	2,237	1,096

CASH, END OF PERIOD	2,237	784

SUPPLEMENTAL INFORMATION:

INCOME TAXES PAID	-	-

INTEREST PAID	-	-

The accompanying notes form an integral part of these consolidated interim financial statements

FIRST NATIONAL ENERGY CORPORATION
(Formerly First National Power Corporation)
Condensed Notes to the Consolidated Interim Financial Statements
March 31, 2015
(Amounts expressed in US Dollars)
(Unaudited)

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

On April 18, 2011, the Company entered into a Novation Agreement (the "Novation") with all of the stockholders of Boreas, revising the structure of the May 25, 2009 transaction by which the Company acquired a territorial license to certain rights in

FIRST NATIONAL ENERGY CORPORATION
(Formerly First National Power Corporation)
Condensed Notes to the Consolidated Interim Financial Statements
March 31, 2015
(Amounts expressed in US Dollars)
(Unaudited)

alternative energy technology of Boreas, in exchange for a quantity of newly issued common shares of the Company. The Novation amended the Technology License and Stock Purchase Agreement (the “Original Agreement”) to substitute the stockholders of Boreas as the licensor under the Original Agreement.

c)  Further Purchase of Technology License

On March 22, 2010, Pavana Power Corporation (“Pavana”), a Nevada corporation, the Company’s 99.9% owned subsidiary, acquired an exclusive, territorial 25 year license for the Republic of India (“India”), from Boreas, pursuant to which the Company’s subsidiary acquired technology rights for India in the technology of Boreas that maximizes the energy productivity of existing wind turbines by capturing energy that flows through and underneath existing wind turbine systems.  The consideration due from the Company’s subsidiary to Boreas for the license is a deferred cash payment of $600,000, and a future royalty equal to 5% of the subsidiary’s “EBITDA” (earnings before interest, taxes, depreciation and amortization) from exploitation of the acquired license.

The transaction between related corporations was valued at the amount of the monetary consideration that was provided to Boreas.

2.         GOING CONCERN

The Company’s consolidated financial statements are prepared using accounting principles generally accepted in the United States of America and applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business.  However, the Company has not generated any revenues from its planned principal operations through March 31, 2015 and has recorded losses since inception, has negative working capital, has yet to achieve profitable operations and expects further losses in the development of its business.  There can be no assurance that the Company will have adequate capital resources to fund planned operations or that any additional funds will be available to the Company when needed, or if available, will be available on favorable terms in the amounts required by the Company. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from this uncertainty.

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

3.         SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a)  Basis of Presentation and Consolidation

The consolidated financial statements include the accounts of the Company, its wholly-owned subsidiary First National Energy (Canada) Corporation and its majority owned subsidiary. All material inter-company amounts have been eliminated.

The accompanying unaudited interim consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 8-03 of Regulation S-X related to smaller reporting companies.

The unaudited interim consolidated financial statements should be read in conjunction with the financial statements and Notes thereto together with management’s discussion and analysis of financial condition and results of operations contained in the Company’s annual report on Form 10-K for the year ended December 31, 2014. In the opinion of management, the accompanying interim consolidated financial statements reflect all adjustments of a normal recurring nature considered necessary to fairly state the financial position of the Company at March 31, 2015, the results of its operations for the three months ended March 31, 2015 and 2014, and its cash flows for the three months ended March 31, 2015 and 2014. In addition,

FIRST NATIONAL ENERGY CORPORATION
(Formerly First National Power Corporation)
Condensed Notes to the Consolidated Interim Financial Statements
March 31, 2015
(Amounts expressed in US Dollars)
(Unaudited)

some of the Company’s statements in its quarterly report on Form 10-Q may be considered forward-looking and involve risks and uncertainties that could significantly impact expected results. The results of operations for the three months ended March 31, 2015 are not necessarily indicative of results to be expected for the full year.

 4.         LICENSES FOR TECHNOLOGY
	2015			2014
	Cost	Accumulated Amortization	Net Book Value	Net Book Value

North American Technology License	$100	$-	$100	$100
Indian Technology License	100	-	100	100
	$200	$-	$200	$200

5.         LOAN PAYABLE TO RELATED PARTY

On March 22, 2010, the Company acquired an exclusive territorial 25 year SWEG Technology license for India, from Boreas. The stockholders of Boreas hold a controlling interest in the Company through their controlling interest in First National Energy Corporation. The technology of Boreas maximizes the energy productivity of existing wind turbines by capturing energy that flows through and underneath existing wind turbine systems.  The consideration due from the Company to Boreas for the license was a deferred cash payment of $600,000, and a future royalty equal to 5% of the subsidiary’s “EBITDA” (earnings before interest, taxes, depreciation and amortization) from exploitation of the acquired license.

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

In 2010, the Company’s majority owned subsidiary, Pavana, Power Corporation, purchased the Indian license to the SWEG technology from Boreas, which is related by virtue of common control (see Note 1(c)).

A director of the Company has advanced monies to the Company to pay certain expenses. The advances are non-interest bearing and are due on demand.

There were no transactions throughout the quarter ended March 31, 2015.

7.         SEGMENTED INFORMATION

The Company, after reviewing its operating systems, has determined that it has no reportable segment and geographic segment. The Company’s operations are all related to the provision of wind-driven solutions for power generation. All assets of the business are located in the United States of America.

8.         FAIR VALUE MEASUREMENTS

FIRST NATIONAL ENERGY CORPORATION
(Formerly First National Power Corporation)
Condensed Notes to the Consolidated Interim Financial Statements
March 31, 2015
(Amounts expressed in US Dollars)
(Unaudited)

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

At March 31, 2015, the only asset measured at fair value using level 1 of the three fair value hierarchy tiers described above was cash of $2,237 ($2,237 – 2014) and accounts payable of $59,500 ($59,500 – 2014), loan payable to director and loan payable to related party are measured using amortized cost at level 2. The Company did not have any fair value assets or liabilities classified as level 3.

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

9.         COMMITMENT

Pursuant to Note 1 (c), under the Technology License purchased by Pavana, the Company has a commitment for royalties at the rate of 5% for all revenues derived by Pavana using this technology.

10.         CAPITAL MANAGEMENT

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

CAUTIONARY STATEMENTS REGARDING FORWARD-LOOKING INFORMATION

         Certain statements in this quarterly report on Form 10-Q contain or may contain forward-looking statements that are subject to known and unknown risks, uncertainties and other factors which may cause actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These forward-looking statements were based on various factors and were derived utilizing numerous assumptions and other factors that could cause our actual results to differ materially from those in the forward-looking statements. These factors include, but are not limited to, our ability to consummate a merger or business combination, economic, political and market conditions and fluctuations, government and industry regulation, interest rate risk, U.S. and global competition, and other factors. Most of these factors are difficult to predict accurately and are generally beyond our control. You should consider the areas of risk described in connection with any forward-looking statements that may be made herein. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report.  Readers should carefully review this quarterly report in its entirety, including but not limited to our financial statements and the notes thereto.  Except for our ongoing obligations to disclose material information under the Federal securities laws, we undertake no obligation to release publicly any revisions to any forward-looking statements, to report events or to report the occurrence of unanticipated events. For any forward-looking statements contained in any document, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995.

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
Recently Issued Accounting Pronouncements.

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

Results of Operations

Three Months Ended March 31 2015, compared to the Three Months Ended March 31, 2014

Assets

Licensed technology assets, net of amortization, were unchanged at $200

Revenues

The Company did not generate any operating revenues in the three months ended March 31, 2015 or in the three months ended March 31, 2014.

Costs and Expenses

Amortization of Acquired Technology

There was no amortization of the Company’s technology assets during the three months ended March 31, 2015, as compared to $0 during the comparable period in 2014.

General and Administrative

Operating expenses decreased to $-0- during the three months ended March 31, 2015, as compared to $706 during the comparable period in 2014. This decrease was primarily due to a decrease in administrative and regulatory filing expenses.

Liquidity and Capital Resources

Cash and cash equivalents were $2,237 at March 31, 2015, compared to $2,237 at December 31, 2014.

The Company is a development stage company and has not generated any operating revenues as of March 31, 2015. In addition, the Company will continue to incur net losses and cash flow deficiencies from operating activities for the foreseeable future.

Based on its cash flow projections, the Company will need additional financing to carry out its planned business activities and complete its plan of operations through December 31, 2015. At the Company’s present level of activities, the Company’s cash and cash equivalents are considered insufficient and this draws a substantial doubt as to the Company’s ability to continue as a going concern.

Much of the Company’s ability to raise additional capital or secure a strategic collaboration for the financing of its continued operations and product development will depend substantially on the successful outcome of its efforts to negotiate joint venture with wind power industry participants, the results of which will not be available until sometime later in the current fiscal year. Since the Company is unable to fund its operations through December 31, 2015, it is making every effort to secure capital commitments for funds at this time. The Company is also currently seeking to raise funds through corporate collaboration and sub-licensing arrangements in connection with its ongoing and long-term operations. The Company does not know whether additional financing will be available when needed or, if available, will be on acceptable or favorable terms to it or its stockholders.

The Company’s independent registered public accounting firm expressed substantial doubt about the Company’s ability to continue as a going concern in the audit report on the Company’s audited financial statements for the fiscal year ended December 31, 2014 included in the 2014 10-K.

Net cash used in operating activities was $-0- for the three months ended March 31, 2015 relatively flat to $312 during the comparable period in 2014.

The Company generated $-0- cash from financing activities during the three months ended March 31, 2015 relatively flat to $394 during the comparable period in 2014 due to additional funding by a shareholder.

Item 3. Quantitative and Qualitative Disclosures About Market Risk. (Not applicable)

Item 4. Controls and Procedures.

As of March 31, 2015, the Registrant carried out an evaluation of the effectiveness of the Registrant’s disclosure controls and procedures (as defined by Rule 13a-15(e) under the Securities Exchange Act of 1934) under the supervision and with the participation of the Registrant’s chief executive and chief financial officer. Based on and as of the date of such evaluation, the aforementioned officer has concluded that the Registrant’s disclosure controls and procedures were not effective.

The Registrant also maintains a system of internal accounting controls that is designed to provide assurance that assets are safeguarded and that transactions are executed in accordance with management’s authorization and properly recorded. This system is continually reviewed and is augmented by written policies and procedures, the careful selection and training of qualified personnel and an internal audit program to monitor its effectiveness. During the interim period ended March 31, 2015, there were no changes to this system of internal controls or in other factors that could significantly affect those controls.

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

FIRST NATIONAL ENERGY CORPORATION HAS INCURRED OPERATING LOSSES SINCE INCEPTION.

Since its inception in 2000, the Company has incurred losses every quarter. The extent of the Company’s future operating losses and the timing of profitability are highly uncertain, and it may never achieve or sustain profitability.  The Company has incurred a net loss for the three months ended March 31, 2015 of $-0-.  At March 31, 2015, the Company had an accumulated deficit from inception of $876,475. The Company anticipates that it will continue to incur operating loses for the foreseeable future and it is possible that the Company will never generate substantial revenues from its products.

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

The Company expects to rapidly increase its employee base proportionate to expansion of its manufacturing capabilities. This may provide challenges to the Company’s organization and may strain its management and operations. The Company may misjudge the amount of time or resources that will be required to effectively manage any anticipated or unanticipated growth in its business or it may not be able to attract, hire and retain sufficient personnel to meet its needs. If the Company cannot scale its business appropriately, maintain control over expenses or otherwise adapt to anticipated and unanticipated growth, its business resources may become strained, it may not be able to deliver contracted products in a timely manner and its results of operations may be adversely affected.

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

THE COMPANY'S COMMON STOCK IS CONSIDERED A "PENNY STOCK."

The Company's common stock is considered to be a "penny stock" since it meets one or more of the definitions in Rules 15g-2 through 15g-6 promulgated under Section 15(g) of the Exchange Act. These include but are not limited to the following: (i) the stock trades at a price less than $5.00 per share; (ii) it is not traded on a "recognized" national exchange; (iii) it is not quoted on the NASDAQ Stock Market, or even if so, has a price less than $5.00 per share; or (iv) is issued by a company with net tangible assets less than $2.0 million, if in business more than three years, or with average revenues of less than $6.0 million for the past three years. The principal result or effect of being designated a "penny stock" is that securities broker-dealers cannot recommend the stock but must trade in it on an unsolicited basis

BROKER-DEALER REQUIREMENTS MAY AFFECT TRADING AND LIQUIDITY.

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

FIRST NATIONAL ENERGY CORPORATION

Dated: November 23, 2015	/s/ Gregory Sheller
Gregory Sheller, Chief Executive Officer