Form 10-Q
period 2015-09-30
First National Energy Corp.
filed 2015-11-23
CIK 1142129

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2015

or

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
As of November 23, 2015, there were 99,865,228 common shares issued and outstanding.

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements.

First National Energy Corporation
(Formerly First National Power Corporation)
 Consolidated Interim Financial Statements
September 30, 2015
(Amounts expressed in US Dollars)

The accompanying notes form an integral part of these consolidated interim financial statements

Index

Consolidated Interim Balance Sheets as at September 30, 2015 and December 31, 2014	1
Consolidated Interim Statements of Operations and Comprehensive Loss for the nine months and three months ended September 30, 2015 and September 30, 2014	2
Consolidated Interim Statements of Stockholders’ Deficiency for the nine months ended September 30, 2015 and year ended December 31, 2014	3
Consolidated Interim Statements of Cash Flows for the nine months ended September 30, 2015 and September 30, 2014	4
Condensed Notes to Consolidated Interim Financial Statements	5-10

FIRST NATIONAL ENERGY CORPORATION
(Formerly First National Power Corporation)
Consolidated Balance Sheets
As at September 30, 2015 and December 31, 2014
(Amounts expressed in US Dollars)

	September 30	December 31
	2015	2014
	(unaudited)	(audited)
	$	$
ASSETS
CURRENT
Cash	2,237	2,237

Total Current Assets	2,237	2,237
LICENSES FOR TECHNOLOGY (Note 4)	200	200

Total Assets	2,437	2,437

LIABILITIES
CURRENT
Loan payable to director (Note 6)	76,275	76,275
Loan payable to related party (Note 5)	540,000	540,000
Total Liabilities	675,775	675,775

Going Concern (Note 2)
Related Party Transactions (Note 6)
Commitment (Note 9)

STOCKHOLDERS’ DEFICIENCY

Capital Stock ($0.001 par value, 300,000,000 common shares authorized, 99,865,228 issued and outstanding)	99,765	99,765

Additional paid-in Capital	103,329	103,329
Accumulated Deficit	(876,475)	(10)
Accumulated Other Comprehensive Loss	(10)	(876,475)
Total Stockholders' Deficiency Attributable to FNEC Stockholders	(673,391)	(673,391)
Non-controlling interest	53	53
Total Stockholders' Deficiency	(673,338)	(673,338)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY	2,437	2,437

The accompanying notes form an integral part of these consolidated interim financial statements

FIRST NATIONAL ENERGY CORPORATION
(Formerly First National Power Corporation)
Consolidated Interim Statements of Operations and Comprehensive Loss
For the nine months and three months ended September 30, 2015 and September 30, 2014
(Amounts expressed in US Dollars)

	For the nine	For the nine	For the three	For the three
	months ended	months ended	months ended	months ended
	September 30,	September 30,	September 30,	September 30,
	2015	2014	2015	2014
	$	$	$	$
REVENUE	-	-	-	-

EXPENSES

General and administrative expenses	-	1,607	-	42
TOTAL OPERATING EXPENSES	-	1,607	-	42

LOSS BEFORE INCOME TAXES	-	1,607	-	42
Income taxes	-	-	-	-
NET LOSS	-	1,607	-	42

Net loss attributable to non-controlling interest	-	-	-	-

Net loss attributable to FNEC stockholders	-	1,607	-	42

Loss per share - basic and diluted	$-	$0.00	$-	$0.00

Weighted average common shares outstanding during the period	99,865,228	99,865,228	99,865,228	99,865,228

COMPREHENSIVE LOSS:
NET LOSS INCLUDING NON-CONTROLLING INTEREST	-	1,607	-	42
Foreign exchange transition adjustment for the period	-	15	-	-

OTHER COMPREHENSIVE LOSS	-	1,622	-	42

Comprehensive loss attributable to non-controlling interest	-	-	-	-

Comprehensive loss attributable to FNEC stockholders	-	1,622	-	42

The accompanying notes form an integral part of these consolidated interim financial statements

FIRST NATIONAL ENERGY CORPORATION
(Formerly First National Power Corporation)
Consolidated Statements of Changes in Stockholders’ Deficiency
For the nine months ended September 30, 2015 and year ended December 31, 2014
(Amounts expressed in US Dollars)

	Number of Common Shares	Common Shares Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Non-controlling Interests	Total Stockholders' Deficit
		$	$	$	$	$	$

Balance as of December 31, 2013	99,865,228	99,765	103,329	(864,388)	(10)	58	(645,899)

Net Loss for the Year				(12,087)		(5)	(12,092)

Balance as of December 31, 2014	99,865,228	99,765	103,329	(876,475)	(10)	53	(673,338)

Net Loss for the Period

Balance as at September 30, 2015 (unaudited)	99,865,228	99,765	103,329	(876,475)	(10)	53	(673,338)

The accompanying notes form an integral part of these consolidated interim financial statements

FIRST NATIONAL ENERGY CORPORATION
(Formerly First National Power Corporation)
Consolidated Interim Statements of Cash Flows
For the nine months ended September 30, 2015 and September 30, 2014
(Amounts expressed in US Dollars)

		For the nine	For the nine
		months ended	months ended
		September 30,	September 30,
		2015	2014
		$	$
CASH FLOWS FROM OPERATING ACTIVITIES

Net loss		-	(1,607)
Decrease in accounts payable and accrued liabilities		-	-

Net cash used in operating activities		-	(1,607)

CASH FLOWS FROM FINANCING ACTIVITIES

Loan from director		-	1,538

Net cash provided by financing activities		-	1,538

Effects from foreign currency exchange rate changes			(15)

NET DECREASE IN CASH		-	(84)

Cash, beginning of period		2,237	1,096

CASH, END OF PERIOD		2,237	1,012

SUPPLEMENTARY DISCLOSURE	SUPPLEMENTAL INFORMATION:

INCOME TAXES PAID		-	-

INTEREST PAID		-	-

The accompanying notes form an integral part of these consolidated interim financial statements

FIRST NATIONAL ENERGY CORPORATION
(Formerly First National Power Corporation)
Condensed Notes to the Consolidated Interim Financial Statements
September 30, 2015
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
September 30, 2015
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

2.         GOING CONCERN

The Company’s consolidated financial statements are prepared using accounting principles generally accepted in the United States of America and applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business.  However, the Company has not generated any revenues from its planned principal operations through September 30, 2015 and has recorded losses since inception, has negative working capital, has yet to achieve profitable operations and expects further losses in the development of its business.  There can be no assurance that the Company will have adequate capital resources to fund planned operations or that any additional funds will be available to the Company when needed, or if available, will be available on favorable terms in the amounts required by the Company. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from this uncertainty.

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

The unaudited interim consolidated financial statements should be read in conjunction with the financial statements and Notes thereto together with management’s discussion and analysis of financial condition and results of operations contained in the Company’s annual report on Form 10-K for the year ended December 31, 2014. In the opinion of management, the accompanying interim consolidated financial statements reflect all adjustments of a normal recurring nature considered necessary to fairly state the financial position of the Company at September 30, 2015, the results of its operations for the nine months ended September 30, 2015 and 2014, and its cash flows for the nine months ended September 30, 2015 and 2014. In

FIRST NATIONAL ENERGY CORPORATION
(Formerly First National Power Corporation)
Condensed Notes to the Consolidated Interim Financial Statements
September 30, 2015
(Amounts expressed in US Dollars)
(Unaudited)

addition, some of the Company’s statements in its quarterly report on Form 10-Q may be considered forward-looking and involve risks and uncertainties that could significantly impact expected results. The results of operations for the six month ended September 30, 2015 are not necessarily indicative of results to be expected for the full year.

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

There were no transactions throughout the quarters ended up to September 30, 2015.

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
September 30, 2015
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

At September 30, 2015, the only asset measured at fair value using level 1 of the three fair value hierarchy tiers described above was cash of $2,237 ($2,237 – 2014) and accounts payable of $59,500 ($59,500 – 2014), loan payable to director and loan payable to related party are measured using amortized cost at level 2. The Company did not have any fair value assets or liabilities classified as level 3.

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

Results of Operations

Nine Months Ended September 30 2015, compared to the Nine Months Ended September 30, 2014

Assets

Licensed technology assets, net of amortization, were unchanged at $200

Revenues

The Company did not generate any operating revenues in the nine months ended September 30, 2015 or in the nine months ended September 30, 2014.

Costs and Expenses

Amortization of Acquired Technology

There was no amortization of the Company’s technology assets during the nine months ended September 30, 2015, as compared to $-0- during the comparable period in 2014.

General and Administrative

Operating expenses decreased to $-0- during the Nine months ended September 30, 2015, as compared to $1,607 during the comparable period in 2014. This decrease was primarily due to a decrease in administrative and regulatory filing expenses.

Liquidity and Capital Resources

Cash and cash equivalents were $2,237 at September 30, 2015, compared to $2,237 at December 31, 2014.

The Company is a development stage company and has not generated any operating revenues as of September 30, 2015. In addition, the Company will continue to incur net losses and cash flow deficiencies from operating activities for the foreseeable future.

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

Net cash used in operating activities was $-0- for the nine months ended September 30, 2015 relatively flat to $84 during the comparable period in 2014.

The Company generated $-0- cash from financing activities during the nine months ended September 30, 2015 relatively flat to $1,538 during the comparable period in 2014 due to additional funding by a shareholder.

Item 3. Quantitative and Qualitative Disclosures About Market Risk. (Not applicable)

Item 4. Controls and Procedures.

As of September 30, 2015, the Registrant carried out an evaluation of the effectiveness of the Registrant’s disclosure controls and procedures (as defined by Rule 13a-15(e) under the Securities Exchange Act of 1934) under the supervision and with the participation of the Registrant’s chief executive and chief financial officer. Based on and as of the date of such evaluation, the aforementioned officer has concluded that the Registrant’s disclosure controls and procedures were not effective.

The Registrant also maintains a system of internal accounting controls that is designed to provide assurance that assets are safeguarded and that transactions are executed in accordance with management’s authorization and properly recorded. This system is continually reviewed and is augmented by written policies and procedures, the careful selection and training of qualified personnel and an internal audit program to monitor its effectiveness. During the interim period ended September 30, 2015, there were no changes to this system of internal controls or in other factors that could significantly affect those controls.

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

FIRST NATIONAL ENERGY CORPORATION HAS INCURRED OPERATING LOSSES SINCE INCEPTION.

Since its inception in 2000, the Company has incurred losses every quarter. The extent of the Company’s future operating losses and the timing of profitability are highly uncertain, and it may never achieve or sustain profitability.  The Company has incurred a net loss for the Nine months ended September 30, 2015 of $-0-.  At September 30, 2015, the Company had an accumulated deficit from inception of $876,475. The Company anticipates that it will continue to incur operating loses for the foreseeable future and it is possible that the Company will never generate substantial revenues from its products.

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

THE COMPANY'S COMMON STOCK IS CONSIDERED A "PENNY STOCK."

The Company's common stock is considered to be a "penny stock" since it meets one or more of the definitions in Rules 15g-2 through 15g-6 promulgated under Section 15(g) of the Exchange Act. These include but are not limited to the following: (i) the stock trades at a price less than $5.00 per share; (ii) it is not traded on a "recognized" national exchange; (iii) it is not quoted on the NASDAQ Stock Market, or even if so, has a price less than $5.00 per share; or (iv) is issued by a company with net tangible assets less than $2.0 million, if in business more than Nine years, or with average revenues of less than $6.0 million for the past Nine years. The principal result or effect of being designated a "penny stock" is that securities broker-dealers cannot recommend the stock but must trade in it on an unsolicited basis

BROKER-DEALER REQUIREMENTS MAY AFFECT TRADING AND LIQUIDITY.

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