Form 10-K/A
period 2014-12-31
First National Energy Corp.
filed 2015-11-24
CIK 1142129

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM SUPER 10-K /A
(Amendment No. 1)

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

DOCUMENTS INCORPORATED BY REFERENCE
[NONE]

Explanatory Note

The purpose of the Amendment No. 1 on Form 10–K/A to First National Energy Corp. Annual Report of Form 10–K for the year ended December 31, 2014, filed with the Securities and Exchange Commission on November 13, 2015 (the “Form 10–K”), is solely to furnish Exhibit 101 to the Form 10–K in accordance with Rule 405 of Regulation S–T.

No other changes have been made to the Form 10–K. This Amendment No. 1 speaks as of the original filing date of the Form 10–K, does not reflect events that may have occurred subsequent to the original filing date and does not modify or update in any way disclosures made in the original Form 10–K.

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

Exhibit No.	Document	Location
31.1	Sect. 302 Certification	Included
31.2	Sect. 302 Certification	Included
32.1	Sect. 906 Certification	Included
32.2	Sect. 906 Certification	Included
101.INS*	XBRL Instance Document
101.SCH*	XBRL Schema Document
101.CAL*	XBRL Calculation Document
101.DEF*	XBRL Definition Document
101.LAB*	XBRL Label Linkbase Document
101.PRE*	XBRL Presentation Linkbase Document

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act, the registrant has duly caused this annual report on Form 10-K /A to be signed on its behalf by the undersigned, thereunto duly authorized.

Registrant:	FIRST NATIONAL ENERGY CORPORATION

Date: November 24 , 2015	By:	/s/ Gregory Sheller
/s/ Gregory Sheller
Gregory Sheller
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: November 24 , 2015	By:	/s/ Gregory Sheller
Gregory Sheller
Chief Executive Officer

Date: November 24 , 2015	By:	/s/ Peter Wanner
Peter Wanner
Chief Financial Officer