Form 10-K
period 2015-12-31
First National Energy Corp.
filed 2016-03-29
CIK 1142129

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2015

Commission File Number: 001-37696

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

(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [  ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [  ] No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [  ] No [X]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]	Non-accelerated filer [ ]	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [  ] No [X]

As of June 30, 2015, the last day of registrant’s second fiscal quarter, the aggregate market value of the registrant’s common stock, $0.001 par value, held by non-affiliates, computed by reference to the closing sale price of the common stock reported on the OTC Pink Sheets as of June 30, 2015, was $417,055. For purposes of the above statement only, all directors, executive officers and 10% shareholders are assumed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares outstanding of the registrant’s Common Stock, $0.001 par value, as of March 28, 2016 was 99,865,228.

Documents Incorporated By Reference             None

CERTIFICATION PURSUANT TO SECTION 302 (a) OF THE SARBANES-OXLEY ACT OF 2002

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350 AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

Unless otherwise indicated, references in this Form 10-K to “First National”, “the Company”, the “registrant”, “we”, “our” and “us” refer to First National Energy Corporation and its subsidiaries.

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

PART I

ITEM 1. BUSINESS

Business Development

First National Energy Corporation (“Company”) was incorporated as Capstone International Corporation on November 16, 2000, in the state of Delaware, and has a class of shares registered with the Securities and Exchange Commission on Form SB-2 ( SEC File No. 333-62588, filed on June 8, 2001). The Company’s name was changed to “First National Power Corporation” on January 28, 2004, and was changed again to “First National Energy Corporation” on February 12, 2009, at which time the Company effected a reverse stock split, adopted a holding company structure, and relocated its corporate charter from Delaware to Nevada as part of the reorganization described in the next succeeding paragraph.

On February 12, 2009, the Company effected a reorganization pursuant to that certain Agreement and Plan of Merger to Form Holding Company, dated as of December 10, 2009, which had the effect of (1) implementing a reverse stock split of its issued and outstanding common shares at the rate of 100 to 1, ; (2) merging the Company with and into First National Power Corporation, a Nevada corporation and a wholly-owned indirect (second tier) subsidiary of the Company, such that First National Energy Corporation, a Nevada corporation and a wholly-owned direct (first tier) subsidiary of the Company, succeeded the Company as a successor issuer of its registered securities, pursuant to Rule 12g-3 under the Securities Exchange Act of 1934, and continued the business of the Company for all purposes; (3) exchanging each issued and outstanding share of the Company on the record date (and after giving effect to the reverse stock split described above) into one new common share of the successor issuer; (4) shifting the Company’s charter from the State of Delaware to the State of Nevada; (5) increasing the authorized capital of the Company from 100 million common shares to 300 million common shares; (6) changing the Company’s name from “First National Power Corporation” to “First National Energy Corporation”; and (7) changing the Company’s stock symbol from FNPR to FNEC.

The Company has not at any time been the subject of any bankruptcy, receivership or similar proceeding.

On April 20, 2009, the Company acquired a territorial license to certain rights in alternative wind energy technology in exchange for 98,800,000 newly issued common shares of the Company, which resulted in a change in control of the Company. 2009. As a result of such transaction, the Company was after such date no longer deemed to be a “shell company” as defined in Rule 12b-2 under the Securities Exchange Act of 1934.

On February 3, 2016, the Company entered into a Memorandum of Understanding with Sergey Bolotov and affiliates. Sergey Bolotov designed, patented, developed, and manufactured the VAWT/VRTB/Bolotov Rotor wind turbine and agreed to transfer all technical and intellectual related property related to the VAWT/VRTB/Bolotov Rotor wind turbine to the Company. In addition, Sergey Bolotov agreed to assign all patents, designs, drawings, blueprints, plans, images, promotional material, websites, and anything else that could be useful in marketing and distributing the VRTB technology (collectively, the “Assets”).

As compensation for the Assets, Sergey Bolotov will be paid ten percent (10%) of the Company profits arising from the Assets and realized by the Company, provided that Sergey Bolotov continues to consult with the Company. In addition, Sergey Bolotov will receive a signing bonus of One Million Dollars ($1,000,000) solely derived from Eleven percent (11%) of the initial profits realized by the Company from the Assets. Further, Sergey Bolotov will be appointed as a member of the Board of Directors and will be issued One Hundred Thousand shares of Company common stock upon such appointment. As of the date of this filing, Mr. Bolotov has not been appointed. Subsequently, Sergey Bolotov will consult with the Company and, upon the Company receiving sufficient funding, Sergey Bolotov will receive a consulting fee of Eight Thousand Dollars ($8,000 Canadian) monthly as well research and development facility with support staff.

On February 5, 2016, pursuant to the terms and conditions of the Memorandum of Understanding, the Company and Sergey Bolotov agreed to accept the Memorandum of Understanding as binding and the Board of Directors of the Company ratified the Memorandum of Understanding as binding on February 9, 2016.

4. Business of Issuer

(i) Principal products or services and their markets.

Since acquiring the technology license described above, management of the Company has expended significant time seeking sources of capital to implement its business plan, which is primarily designed to exploit the licensed technology throughout the United States and Canada for commercial gain by building, installing and operating its proprietary supplemental wind generation devices. The Company is also evaluating other alternatives in order to improve the Company’s financial condition, including merger and acquisition opportunities. There is no assurance that the Company will be successful in raising capital or closing any such merger or acquisition transactions.

(ii) Distribution methods of the products or services.

The Company intends to market and distribute its licensed proprietary supplemental wind generation devices by achieving strategic alliances with wind industry participants operating construction and maintenance enterprises in the licensed territories.

(iii) Status of any publicly announced new product or service.

The publicly announced licensed proprietary supplemental wind generation devices of the Company are the subject of intense research and development efforts by the Company, with the object of achieving optimum performance, facilitating large scale manufacturing at multiple locations, and protecting the Company’s unique product designs.

(iv) Competitive business conditions and the smaller reporting company’s competitive position in the industry and methods of competition.

For a discussion of competitive business conditions and the Company’s competitive position in the industry and methods of competition, please see “Risk Factors - RISKS RELATED TO WIND ENERGY INDUSTRY” below.

(v) Sources and availability of raw materials and the names of principal suppliers.

The Company has identified ready sources and availability of raw materials and multiple suppliers of the materials and components to be incorporated in its licensed proprietary supplemental wind generation devices, and does not foresee any dependence on any sole source or supplier for such materials and components.

(vi) Dependence on one or a few major customers.

The Company does not foresee any likely dependence on one or a few major customers.

(vii) Patents, trademarks, licenses, franchises, concessions, royalty agreements or labor contracts, including duration.

On April 21, 2009, the Company entered a Technology License and Stock Purchase Agreement (the “Agreement”), between the Company and Boreas Research Corporation (“BRC”), pursuant to which BRC granted the Company a license (the “License”) to manufacture certain alternative energy systems incorporating proprietary technology owned by BRC.

(viii) Need for any government approval of principal products or services.

No government approval is required for the Company’s principal products, but certain certifications may be necessary to obtain liability insurance for the products in order to satisfy the contractual requirements of potential customers.

(ix) Effect of existing or probable governmental regulations on the business.

For a discussion of the effect of existing or probable governmental regulations on the business of the Company, please see “Risk Factors-RISKS RELATED TO WIND ENERGY INDUSTRY” below.

(x) Estimate of the amount spent during each of the last two fiscal years on research and development activities.

Research and development activities for the fiscal year ending December 31, 2015 and 2014 were nil.

(xi) Costs and effects of compliance with environmental laws (federal, state and local).

Such costs are unknown, but are not considered by the Company to be material.

(xii) Number of total employees and number of full-time employees. The Company has no paid employees nor any full-time employees, as the directors and officers of the Company are currently performing their services without compensation.

5. Reports to Security Holders

The Company is a reporting entity and files annual, quarterly and special event reports with the Securities and Exchange Commission, as well as proxy and information statements.

The Company will voluntarily make available to security holders upon request a copy of this annual report on Form 10-K, including audited financials.

WHERE YOU CAN FIND MORE INFORMATION

We file annual, quarterly and current reports, proxy statements and other information with the SEC. Our SEC filings are available to the public over the Internet at the website at http://www.sec.gov. The public may also read and copy any document we file with the SEC at its Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549, on official business days during the hours of 10:00 am to 3:00 pm. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.

ITEM 1A. RISK FACTORS.

The risk factors required pursuant to Regulation S-K, Item 503(c) are not required for smaller reporting companies. Accordingly, the Company has determined to provide particular risk factors at this time. The risks and uncertainties described below are not the only ones facing us. Other events that we do not currently anticipate or that we currently deem immaterial also may affect our results of operations and financial condition. If any events described in the risk factors actually occur, our business, operating results, prospects and financial condition could be materially harmed. In connection with the forward looking statements that appear elsewhere in this annual report, you should also carefully review the cautionary statement referred to under “Special Note Regarding Forward Looking Statements.”

SHOULD ONE OR MORE OF THE FOREGOING RISKS OR UNCERTAINTIES MATERIALIZE, OR SHOULD THE UNDERLYING ASSUMPTIONS OF OUR BUSINESS PROVE INCORRECT, ACTUAL RESULTS MAY DIFFER SIGNIFICANTLY FROM THOSE ANTICIPATED, BELIEVED, ESTIMATED, EXPECTED, INTENDED OR PLANNED.

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

 FIRST NATIONAL ENERGY CORPORATION HAS INCURRED OPERATING LOSSES SINCE INCEPTION.

Since its inception in 2000, the Company has incurred losses every quarter. The extent of the Company’s future operating losses and the timing of profitability are highly uncertain, and it may never achieve or sustain profitability. The Company has incurred a net loss for the twelve months ended December 31, 2015 of ($22,612). At December 31, 2015, the Company had an accumulated deficit of ($899,087). The Company anticipates that it will continue to incur operating losses for the foreseeable future and it is possible that the Company will never generate substantial revenues from its products.

OUR INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM HAS EXPRESSED SUBSTANTIAL DOUBT ABOUT OUR ABILITY TO CONTINUE AS A GOING CONCERN.

Our independent registered public accounting firm issued its report dated March 28, 2016 in connection with the audit of our financial statements as of December 31, 2015, which included an explanatory paragraph in Note 2 describing the existence of conditions that raise substantial doubt about our ability to continue as a going concern. In addition, our note to our financial statements for the year ended December 31, 2015 included an explanatory paragraph describing the existence of conditions that raise substantial doubt about our ability to continue as a going concern. If we are not able to continue as a going concern, it is likely that holders of our common stock will lose all of their investment. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Defects in the Company’s products could subject it to potential product liability claims for damage to property or personal injuries. The Company’s product liability insurance, if available at reasonable cost, may not be adequate to cover future claims. Product liability insurance is expensive and, in the future, may not be available on terms that are acceptable to the Company, if it is available to it at all. Plaintiffs may also advance other legal theories supporting their claims that the Company’s products or actions resulted in some harm. A successful claim brought against the Company in excess of its insurance coverage could significantly harm its business and financial condition.

RISKS RELATED TO CAPITAL STRUCTURE

THERE IS NO ASSURANCE OF AN ESTABLISHED PUBLIC TRADING MARKET.

Although the Company’s common stock trades on the OTC Markets Pink Sheets, a regular trading market for the securities may not be sustained in the future. The OTC Markets Pink Sheets is an inter-dealer, over-the-counter market that provides significantly less liquidity than other exchanges. Quotes for stocks included on the OTC Markets Pink Sheets are not listed in the financial sections of newspapers as are those for other major exchanges. Therefore, prices for securities traded solely on the OTC Markets Pink Sheets may be difficult to obtain and holders of common stock may be unable to resell their securities at or near their original offering price or at any price. Market prices for the Company’s common stock will be influenced by a number of factors, including:

●	the issuance of new equity securities pursuant to its recent issuance of shares for a technology license, or a future offering;
●	changes in interest rates;
●	competitive developments, including announcements by competitors of new products or services or significant contracts, acquisitions, strategic partnerships, joint ventures or capital commitments;
●	variations in quarterly operating results;
●	changes in financial estimates by securities analysts;
●	the depth and liquidity of the market for the Company’s common stock;
●	investor perceptions of the Company and the alternative energy industry generally; and
●	general economic and other national conditions.

THE COMPANY’S COMMON STOCK IS CONSIDERED A “PENNY STOCK.”

The Company’s common stock is considered to be a “penny stock” since it meets one or more of the definitions in Rules 15g-2 through 15g-6 promulgated under Section 15(g) of the Exchange Act. These include but are not limited to the following: (i) the stock trades at a price less than $5.00 per share; (ii) it is not traded on a “recognized” national exchange; (iii) it is not quoted on the NASDAQ Stock Market, or even if so, has a price less than $5.00 per share; or (iv) is issued by a company with net tangible assets less than $2.0 million, if in business more than three years, or with average revenues of less than $6.0 million for the past three years. The principal result or effect of being designated a “penny stock” is that securities broker-dealers cannot recommend the stock but must trade in it on an unsolicited basis.

OUR COMMON STOCK MAY BE CONSIDERED A “PENNY STOCK,” AND THEREBY BE SUBJECT TO ADDITIONAL SALE AND TRADING REGULATIONS THAT MAY MAKE IT MORE DIFFICULT TO SELL.

Our common stock is considered to be a “penny stock.” It does not qualify for one of the exemptions from the definition of “penny stock” under Section 3a51-1 of the Exchange Act. Our common stock is a “penny stock” because it meets one or more of the following conditions (i) the stock trades at a price less than $5.00 per share; (ii) it is not traded on a “recognized” national exchange or (iii) it is not quoted on the NASDAQ Global Market, or has a price less than $5.00 per share. The principal result or effect of being designated a “penny stock” is that securities broker-dealers participating in sales of our common stock are subject to the “penny stock” regulations set forth in Rules 15-2 through 15g-9 promulgated under the Securities Exchange Act. For example, Rule 15g-2 requires broker-dealers dealing in penny stocks to provide potential investors with a document disclosing the risks of penny stocks and to obtain a manually signed and dated written receipt of the document at least two business days before effecting any transaction in a penny stock for the investor’s account. Moreover, Rule 15g-9 requires broker-dealers in penny stocks to approve the account of any investor for transactions in such stocks before selling any penny stock to that investor. This procedure requires the broker-dealer to (i) obtain from the investor information concerning his or her financial situation, investment experience and investment objectives; (ii) reasonably determine, based on that information, that transactions in penny stocks are suitable for the investor and that the investor has sufficient knowledge and experience as to be reasonably capable of evaluating the risks of penny stock transactions; (iii) provide the investor with a written statement setting forth the basis on which the broker-dealer made the determination in (ii) above; and (iv) receive a signed and dated copy of such statement from the investor, confirming that it accurately reflects the investor’s financial situation, investment experience and investment objectives. Compliance with these requirements may make it more difficult and time consuming for holders of our common stock to resell their shares to third parties or to otherwise dispose of them in the market or otherwise.

FINRA SALES PRACTICE REQUIREMENTS MAY LIMIT A SHAREHOLDER’S ABILITY TO BUY AND SELL OUR COMMON SHARES.

In addition to the “penny stock” rules described above, FINRA has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status, investment objectives and other information. Under interpretations of these rules, FINRA believes that there is a high probability that speculative low priced securities will not be suitable for at least some customers. FINRA requirements make it more difficult for broker-dealers to recommend that their customers buy our common shares, which may limit your ability to buy and sell our stock and have an adverse effect on the market for our shares.

RULE 144 SALES IN THE FUTURE MAY HAVE A DEPRESSIVE EFFECT ON THE COMPANY’S STOCK PRICE AS AN INCREASE IN SUPPLY OF SHARES FOR SALE, WITH NO CORRESPONDING INCREASE IN DEMAND WILL CAUSE PRICES TO FALL.

All of the outstanding shares of common stock held by the present officers, directors, and affiliate stockholders are “restricted securities” within the meaning of Rule 144 under the Securities Act of 1933, as amended. As restricted shares, these shares may be resold only pursuant to an effective registration statement or under the requirements of Rule 144 or other applicable exemptions from registration under the Securities Act of 1933 and as required under applicable state securities laws. Rule 144 provides in essence that a person who is an affiliate or officer or director who has held restricted securities for six months may, under certain conditions, sell every three months, in brokerage transactions, a number of shares that does not exceed the greater of 1.0% of a Company’s issued and outstanding common stock. There is no limit on the amount of restricted securities that may be sold by a non-affiliate after the owner has held the restricted securities for a period of six months if the Company is a current reporting company under the Securities Exchange Act of 1934. A sale under Rule 144 or under any other exemption from the Securities Act of 1933, if available, or pursuant to subsequent registration of shares of common stock of present stockholders, may have a depressive effect upon the price of the common stock in any market that may develop. In addition, if we are deemed a shell company pursuant to Section 12(b)-2 of the Act, our “restricted securities”, whether held by affiliates or non-affiliates, may not be re-sold for a period of 12 months following the filing of a Form 10 level disclosure or registration pursuant to the Securities Act of 1933.

FAILURE TO ACHIEVE AND MAINTAIN EFFECTIVE INTERNAL CONTROLS IN ACCORDANCE WITH SECTION 404 OF THE SARBANES-OXLEY ACT COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR BUSINESS AND OPERATING RESULTS.

It is time consuming, difficult and costly for us to develop and maintain the internal controls, processes and reporting procedures required by the Sarbanes-Oxley Act, and as our business develops, we may need to hire additional financial reporting, internal auditing and other finance staff in order to remain compliant. The cost of compliance will adversely affect our financial results, while, if we are unable to comply, we may not be able to obtain the independent accountant certifications that the Sarbanes-Oxley Act requires of publicly traded companies.

If we fail to comply in a timely manner with the requirements of Section 404 of the Sarbanes-Oxley Act regarding internal control over financial reporting or to remedy any material weaknesses in our internal controls that we may identify, such failure could result in material misstatements in our financial statements, cause investors to lose confidence in our reported financial information and have a negative effect on the trading price of our common stock.

Pursuant to Section 404 of the Sarbanes-Oxley Act and current SEC regulations, we are required to prepare assessments regarding internal controls over financial reporting and furnish a report by our management on our internal control over financial reporting. Failure to achieve and maintain an effective internal control environment or complete our Section 404 certifications could have a material adverse effect on our stock price.

In addition, in connection with our on-going assessment of the effectiveness of our internal control over financial reporting, we may discover “material weaknesses” in our internal controls as defined in standards established by the Public Company Accounting Oversight Board, or the PCAOB. A material weakness is a significant deficiency, or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The PCAOB defines “significant deficiency” as a deficiency that results in more than a remote likelihood that a misstatement of the financial statements that is more than inconsequential will not be prevented or detected.

In the event that a material weakness is identified, upon receiving sufficient financing or generating sufficient revenues, we will employ qualified personnel and adopt and implement policies and procedures to address any such material weaknesses. However, the process of designing and implementing effective internal controls is a continuous effort that requires us to anticipate and react to changes in our business and the economic and regulatory environments and to expend significant resources to maintain a system of internal controls that is adequate to satisfy our reporting obligations as a public company. We cannot assure you that the measures we will take will remediate any material weaknesses that we may identify or that we will implement and maintain adequate controls over our financial process and reporting in the future.

Any failure to complete our assessment of our internal control over financial reporting, to remediate any material weaknesses that we may identify or to implement new or improved controls, or difficulties encountered in their implementation, could harm our operating results, cause us to fail to meet our reporting obligations or result in material misstatements in our financial statements. Any such failure could also adversely affect the results of the periodic management evaluations of our internal controls and, in the case of a failure to remediate any material weaknesses that we may identify, would adversely affect the annual auditor attestation reports regarding the effectiveness of our internal control over financial reporting that are required under Section 404 of the Sarbanes-Oxley Act. Inadequate internal controls could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our common stock.

The systems of internal controls and procedures that we have developed and implemented to date are adequate in a research and development business/. The current transaction volume and limited transaction channels mean that operating management, financial management, board members and auditor can, and do, efficiently perform a very extensive and detailed transaction review to ensure compliance with the Company’s established procedures and controls.. If our business grows rapidly, we may not be able to keep up with recruiting and training personnel, and enhancing our systems of internal control in line with the growth in transaction volumes and compliance risks which could result in loss of assets, profit, and ability to manage the daily operations of our Company.

PUBLIC DISCLOSURE REQUIREMENTS AND COMPLIANCE WITH CHANGING REGULATION OF CORPORATE GOVERNANCE POSE CHALLENGES FOR OUR MANAGEMENT TEAM AND RESULT IN ADDITIONAL EXPENSES AND COSTS WHICH MAY REDUCE THE FOCUS OF MANAGEMENT AND THE PROFITABILITY OF OUR COMPANY.

Changing laws, regulations and standards relating to corporate governance and public disclosure, including the Dodd-Frank Wall Street Reform and Consumer Protection Act and the rules and regulations promulgated thereunder, the Sarbanes-Oxley Act and SEC regulations, have created uncertainty for public companies and significantly increased the costs and risks associated with accessing the U.S. public markets. Our management team will need to devote significant time and financial resources to comply with both existing and evolving standards for public companies, which will lead to increased general and administrative expenses and a diversion of management time and attention from revenue generating activities to compliance activities.

THE PRINCIPAL SHAREHOLDERS OF THE LICENSOR WILL HAVE SIGNIFICANT INFLUENCE OVER THE COMPANY.

The officers, directors and insiders of Boreas beneficially own, in the aggregate, 86.02% of the Company’s outstanding voting stock. As a result, the principal shareholders of Boreas Research Corporation, the Company’s technology licensor, will possess significant influence over the Company, giving them the ability, among other things, to elect a majority of the Company’s Board of Directors and to approve significant corporate transactions. Such stock ownership and control may also have the effect of delaying or preventing a future change in control of the Company, impeding an acquisition, consolidation, takeover or other business combination or discourage a potential acquirer from making a tender offer or otherwise attempting to obtain control of the Company.

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

SHOULD ONE OR MORE OF THE FOREGOING RISKS OR UNCERTAINTIES MATERIALIZE, OR SHOULD THE UNDERLYING ASSUMPTIONS PROVE INCORRECT, ACTUAL RESULTS MAY DIFFER SIGNIFICANTLY FROM THOSE ANTICIPATED, BELIEVED, ESTIMATED, EXPECTED, INTENDED OR PLANNED

Item 1B. Unresolved Staff Comments

This Item is not applicable to us as we are not an accelerated filer, a large accelerated filer, or a well-seasoned issuer.

ITEM 2. PROPERTIES.

The Company maintains office space in Georgetown, Ontario Canada. There is no cost for the use of the office as it is provided as a courtesy by a director. It currently does not own any equipment at that location.

ITEM 3. LEGAL PROCEEDINGS.

The Company is not a party to any pending or threatened legal proceedings.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information.

Market Information

Our common stock is listed on the OTC Markets under the symbol “FNEC”. For the periods indicated, the following table sets forth the high and low bid prices per share of common stock, as reported by the OTC Markets. These prices represent inter-dealer quotations without retail markup, markdown, or commission and may not necessarily represent actual transactions. . The following table sets forth the high and low bid quotations for our common stock for each quarter during the past two fiscal years as reported by the OTC Markets.

Year ended December 31, 2015	High	Low
4th quarter, ended December 31, 2015	$1.40	$0.08
3rd quarter, ended September 30, 2015	$0.70	$0.60
2nd quarter, ended June 30, 2015	$0.03	$0.03
1st quarter, ended March 31, 2015	$0.03	$0.03

Year ended December 31, 2014	High	Low
4th quarter, ended December 31, 2014	$0.25	$0.25
3rd quarter, ended September 30, 2014	$0.70	$0.25
2nd quarter, ended June 30, 2014	$0.90	$0.25
1st quarter, ended March 31, 2014	$0.50	$0.30

Holders.

At December 31, 2015, there were approximately 247 holders of the Registrant’s common stock.

Dividend Policy.

As of December 31, 2015, the Company has not paid any dividends to its shareholders and does not intend to pay dividends to its shareholders in the foreseeable future. However, there are no restrictions which would limit the ability of the Company to pay dividends in the future.

Securities authorized for issuance under equity compensation plans.

(1)	The Registrant maintained a stock incentive plan, entitled “2005 Stock Incentive Plan for Employees and Consultants” and had registered 3 million of its common shares (1 million on February 25, 2005 and 2 million on April 11, 2005) for issuance under such stock incentive plan. Under this plan, 830,000 shares have been issued before the plan expired in 2015. All options pursuant to this plan have expired.
(2)	In February 2016, the Company adopted the 2016 Omnibus Equity Compensation Plan. 5,000,000 shares of common stock were reserved pursuant to the Omnibus Equity Compensation Plan.
(3)	The following information is provided in accordance with Item 201(d) (Market Price of and Dividends on the Registrant’s Common Equity and Related Stockholder Matters) of Regulation S-K:

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans [excluding securities reflected in column (a)] (c)
Equity compensation plans approved by security holders	None	N/A	None
Equity compensation plans not approved by security holders	5,000,000	N/A	5,000,000 Common Shares
Shares expired with the plan itself	None	N/A	-0-
Total	5,000,000	N/A	5,000,000 Common Shares

Sales of Unregistered Securities

During the 2015 Fiscal year, there were no capital transactions.

Issuer Purchases of Equity Securities

None.

ITEM 6. SELECTED FINANCIAL DATA

Not required under Regulation S-K for “smaller reporting companies.” There are no financial data which, if selected, would highlight any significant trends in the registrant’s financial condition and results of operations.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

Certain statements, other than purely historical information, including estimates, projections, statements relating to our business plans, objectives, and expected operating results, and the assumptions upon which those statements are based, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements generally are identified by the words “believes,” “project,” “expects,” “anticipates,” “estimates,” “intends,” “strategy,” “plan,” “may,” “will,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions. We intend such forward-looking statements to be covered by the safe-harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and are including this statement for purposes of complying with those safe-harbor provisions. Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties which may cause actual results to differ materially from the forward-looking statements. Our ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse effect on our operations and future prospects on a consolidated basis include, but are not limited to: changes in economic conditions, legislative/regulatory changes, availability of capital, interest rates, competition, and generally accepted accounting principles. These risks and uncertainties should also be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise. Further information concerning our business, including additional factors that could materially affect our financial results, is included herein and in our other filings with the SEC.

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

Locate Suitable Administrative and Assembly Facilities

We plan to move to a new facility in fiscal 2016 in order to accommodate our operations and plans for expansion. We are currently seeking office and assembly/test space where we can perform testing and final assembly of our supplemental wind energy systems. Our site selection criteria will include available tax credits and incentives.

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

Sales and Distribution Strategy

Our goal is for our supplemental wind energy systems to become leading products in the wind power marketplace in North America and internationally. In order to achieve our goal, we intend to increase awareness of our products with potential customers, who we anticipate will primarily be those who operate or are planning the development of significant wind energy resources. We expect, but cannot guarantee, that large industry participants will be a significant market.

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

Our intent is to produce and ship 25 supplemental wind energy systems during the fiscal year ending December 31, 2016. At present we expect that it will take us approximately 8 weeks to build and ship a system after our design and specifications are finalized. Our goal is to reduce this time to 3 weeks from contract to installation. No assurances can be provided that we will meet our objectives.

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

International - Beyond North America

We intend to develop our international marketing beyond North America in stages. The first stage will utilize an additional license of our proprietary technology for a specific foreign market with a vibrant and expanding wind energy market, to be followed by establishing a joint venture relationship with a strategic partner in the foreign market. The research, planning, and relationship-building to support the extension of our business to the first such foreign market will begin in the fiscal 2016 year. Over time, we expect to replicate this strategy sequentially in other foreign markets, and may possibly partner with manufacturers in such foreign markets to reduce costs.

Sales Personnel

At present our sales staff consists of our management. We expect to hire additional employees over the next twelve months, including a management level operations director.

Sergey Bolotov and affiliates

On February 3, 2016, the Company entered into a Memorandum of Understanding with Sergey Bolotov and affiliates. Sergey Bolotov designed, patented, developed, and manufactured the VAWT/VRTB/Bolotov Rotor wind turbine and agreed to transfer all technical and intellectual related property related to the VAWT/VRTB/Bolotov Rotor wind turbine to the Company. In addition, Sergey Bolotov agreed to assign all patents, designs, drawings, blueprints, plans, images, promotional material, websites, and anything else that could be useful in marketing and distributing the VRTB technology (collectively, the “Assets”).

As compensation for the Assets, Sergey Bolotov will be paid ten percent (10%) of the Company profits arising from the Assets and realized by the Company, provided that Sergey Bolotov continues to consult with the Company. In addition, Sergey Bolotov will receive a signing bonus of One Million Dollars ($1,000,000) solely derived from Eleven percent (11%) of the initial profits realized by the Company from the Assets. Further, Sergey Bolotov will be appointed as a member of the Board of Directors and will be issued One Hundred Thousand shares of Company common stock upon such appointment. As of the date of this filing, Mr. Bolotov has not been appointed. Subsequently, Sergey Bolotov will consult with the Company and, upon the Company receiving sufficient funding, Sergey Bolotov will receive a consulting fee of Eight Thousand Dollars ($8,000 Canadian) monthly as well research and development facility with support staff.

On February 5, 2016, pursuant to the terms and conditions of the Memorandum of Understanding, the Company and Sergey Bolotov agreed to accept the Memorandum of Understanding as binding and the Board of Directors of the Company ratified the Memorandum of Understanding as binding on February 9, 2016.

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

Results of Operations for the Years Ended December 31, 2015 and 2014

	Dec 31, 2015	Dec 31, 2014
Income	$-0-	$-0-
Operating Expenses	22,612	12,092
Administrative Expenses	22,612	12,092
Development Expenses	-0-	-0-

Net Loss	$22,612	$12,092

Development Costs.

As more particularly described in Note 3(c) of the accompanying financial statements, the Company is expensing development costs, rather than capitalizing them, until the Company has a reasonable expectation of revenues.

Liquidity and Capital Resources

	Dec 31, 2015	Dec 31, 2014
Current Assets	$1,937	$2,237
Current Liabilities	698,087	675,775
Resulting Working Capital Deficit	$(696,150)	$(673,538)

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

Cash Flows from Operating Activities and Financing Activities

	Dec 31, 2015	Dec 31, 2014
Net Cash used in activities	$(34,259)	$2,908
Net Cash from financing	33,959	(1,767)
Net Cash outflow	$(300)	$1,141

The Registrant has incurred net losses: ($22,612) for the fiscal year ended December 31, 2015 and ($12,092) for the fiscal year ended December 31, 2014. At December 31, 2015, the Registrant had an accumulated deficit of ($899,087) (2014: ($876,475). This raises substantial doubt about the Registrant’s ability to continue as a going concern.

Risk Factors Associated with Plan of Operation

(A) LIMITED PRIOR OPERATIONS, HISTORY OF OPERATING LOSSES, AND ACCUMULATED DEFICIT MAY AFFECT ABILITY OF REGISTRANT TO SURVIVE.

The Registrant has had limited prior operations to date. Since the Registrant’s principal activities recently have been limited to seeking new business ventures, it has no recent record of any revenue producing operations. Consequently, there is only a limited operating history upon which to base an assumption that the Registrant will be able to achieve its business plans. In addition, the Registrant has only limited assets. As a result, there can be no assurance that the Registrant will generate significant revenues in the future; and there can be no assurance that the Registrant will operate at a profitable level.

Accordingly, the Registrant’s prospects must be considered in light of the risks, expenses and difficulties frequently encountered in connection with the establishment of a new business.

The Registrant has incurred net losses: ($22,612) for the fiscal year ended December 31, 2015 and ($12,092) for the fiscal year ended December 31, 2014. At December 31, 2015, the Registrant had an accumulated deficit of ($899,087) (2014: ($876,475). This raises substantial doubt about the Registrant’s ability to continue as a going concern.

As a result of the fixed nature of many of the Registrant’s expenses, the Registrant may be unable to adjust spending in a timely manner to compensate for any unexpected delays in the development of the Registrant’s business or any capital raising or revenue shortfall. Any such delays or shortfalls will have an immediate adverse impact on the Registrants business, operations and financial condition.

(B) NEED FOR ADDITIONAL FINANCING MAY AFFECT OPERATIONS AND PLAN OF BUSINESS.

The working capital requirements associated with any adopted plan of business of the Registrant may be significant. The Registrant anticipates, based on currently proposed assumptions relating to its operations (including with respect to costs and expenditures and projected cash flow from operations), that it must seek financing to continue its operations (an amount which is as yet to be determined). However, such financing, when needed, may not be available, or on terms acceptable to management. The ability of the Registrant to continue as a going concern is dependent on additional sources of capital and the success of the Registrant’s business plan. The Registrant’s independent accountant audit reports included in this Form 10K includes a substantial doubt paragraph regarding the Registrant’s ability to continue as a going concern.

If funding is insufficient at any time in the future, the Registrant may not be able to take advantage of business opportunities or respond to competitive pressures, or may be required to reduce the scope of its planned product development and marketing efforts, any of which could have a negative impact on its business, operating results and financial condition. In addition, insufficient funding may have a material adverse effect on the Registrant’s financial condition, which could require the Registrant to:

●	curtail operations significantly;

●	sell significant assets;

●	seek arrangements with strategic partners or other parties that may require the Registrant to relinquish significant rights

●	to products, technologies or markets;

●	explore other strategic alternatives including a merger or sale of the Registrant.

To the extent that the Registrant raises capital through the sale of equity or convertible debt securities, the issuance of such securities will result in dilution to existing stockholders. If additional funds are raised through the issuance of debt securities, these securities may have rights, preferences and privileges senior to holders of common stock and the terms of such debt could impose restrictions on the Registrant’s operations. Regardless of whether the Registrant’s cash assets prove to be inadequate to meet the Registrant’s operational needs, the Registrant may seek to compensate providers of services by issuance of stock in lieu of cash, which will also result in dilution to existing shareholders.

(C) LOSS OF ANY OF CURRENT MANAGEMENT COULD HAVE AN ADVERSE IMPACT ON BUSINESS AND PROSPECTS OF THE REGISTRANT.

The Registrant’s success is dependent upon the hiring and retention of key personnel. None of the officers or directors has any employment or noncompetition agreement with the Registrant. Therefore, there can be no assurance that these personnel will remain employed by the Registrant. Should any of these individuals cease to be affiliated with the Registrant for any reason before qualified replacements could be found, there could be material adverse effects on the Registrant’s business and prospects.

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

In addition, conflicts of interest may arise in the area of corporate opportunities which cannot be resolved through arm’s length negotiations. All of the potential conflicts of interest will be resolved only through exercise by the directors of such judgment as is consistent with their fiduciary duties to the Registrant. It is the intention of management, so as to minimize any potential conflicts of interest, to present first to the board of directors of the Registrant, any proposed investments for its evaluation.

(E) LIMITATIONS ON LIABILITY, AND INDEMNIFICATION, OF DIRECTORS AND OFFICERS MAY RESULT IN EXPENDITURES BY REGISTRANT.

The Registrant’s Articles of Incorporation contain provisions authorizing the Registrant to eliminate, to the fullest extent permitted by the Nevada Revised Statutes, as in effect from time to time, the personal liability of directors, officers and employees of the Registrant for monetary damages arising from claims of a breach of their fiduciary duties to the Registrant. Any limitation on the liability of any director, or indemnification of directors, officer, or employees could result in substantial expenditures being made by the Registrant in covering any liability of such persons or in indemnifying them.

(F) ABSENCE OF CASH DIVIDENDS MAY AFFECT INVESTMENT VALUE OF REGISTRANT’S STOCK.

The board of directors of the Registrant does not anticipate paying cash dividends on the common stock for the foreseeable future and intends to retain any future earnings to finance the growth of the Registrant’s business. Payment of dividends, if any, will depend, among other factors, on earnings, capital requirements and the general operating and financial conditions of the Registrant as well as legal limitations on the payment of dividends out of paid-in capital.

(G) NONCUMULATIVE VOTING MAY AFFECT ABILITY OF SOME SHAREHOLDERS TO INFLUENCE MANGEMENT OF REGISTRANT.

Holders of the shares of common stock of the Registrant are not entitled to accumulate their votes for the election of directors or otherwise. Accordingly, the holders of a majority of the shares present at a meeting of shareholders will be able to elect all of the directors of the Registrant, and the minority shareholders will not be able to elect a representative to the Registrant’s board of directors.

(H) NO ASSURANCE OF CONTINUED PUBLIC TRADING MARKET AND RISK OF LOW PRICED SECURITIES MAY AFFECT MARKET VALUE OF REGISTRANT’S STOCK.

There has been only a limited public market for the common stock of the Registrant. The common stock of the Registrant is currently quoted on the Over-The-Counter Bulletin Board. As a result, an investor may find it difficult to dispose of, or to obtain accurate quotations as to the market value of the Registrant’s securities. In addition, the common stock is subject to the low-priced security or so called “penny stock” rules that impose additional sales practice requirements on broker-dealers who sell such securities. The Securities Enforcement and Penny Stock Reform Act of 1990 requires additional disclosure in connection with any trades involving a stock defined as a penny stock (generally, according to regulations adopted by the Securities and Exchange Commission, any equity security that has a market price of less than $5.00 per share, subject to certain exceptions), including the delivery, prior to any penny stock transaction, of a disclosure schedule explaining the penny stock market and the risks associated therewith. The regulations governing low-priced or penny stocks sometimes limit the ability of broker-dealers to sell the Registrant’s common stock and thus, ultimately, the ability of the investors to sell their securities in the secondary market.

(I) FAILURE TO MAINTAIN MARKET MAKERS MAY AFFECT VALUE OF REGISTRANT’S STOCK.

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

CRITICAL ACCOUNTING POLICIES.

The Securities and Exchange Commission has issued Financial Reporting Release No. 60, “Cautionary Advice Regarding Disclosure About Critical Accounting Policies” (“FRR 60”), suggesting companies provide additional disclosure and commentary on their most critical accounting policies. In FRR 60, the Securities and Exchange Commission has defined the most critical accounting policies as the ones that are most important to the portrayal of a company’s financial condition and operating results, and require management to make its most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. Based on this definition, the Company’s most critical accounting policies include the use of estimates in the preparation of financial statements. The methods, estimates and judgments the Company uses in applying these most critical accounting policies have a significant impact on the results the Company reports in its financial statements.

The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, the Company evaluates these estimates, including those related to revenue recognition and concentration of credit risk. The Company bases its estimates on historical experience and on various other assumptions that is believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not required for smaller reporting companies.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Financial statements as of and for the year ended December 31, 2015 with comparative data for December 31, 2014 are presented in a separate section of this report following Item 14.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES.

None

ITEM 9A. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

(a) Evaluation of disclosure controls and procedures

As of December 31, 2015, the Registrant carried out an evaluation of the effectiveness of the Registrant’s disclosure controls and procedures (as defined by Rule 13a-15(e) under the Securities Exchange Act of 1934) under the supervision and with the participation of the Chief Financial Officer. Based on and as of the date of such evaluation, the aforementioned officers have concluded that the Registrant’s disclosure controls and procedures were not effective, due to a material weakness in our internal control over financial reporting, consisting of inadequate staffing within the accounting operations by employees who are responsible for accounting functions which prevents us from segregating duties within our internal control system. The inadequate segregation of duties is a weakness because it could lead to the untimely identification and resolution of accounting and disclosure matters or could lead to a failure to perform timely and effective reviews.

The Registrant also maintains a system of internal accounting controls that is designed to provide assurance that assets are safeguarded and that transactions are executed in accordance with management’s authorization and properly recorded. This system is continually reviewed and is augmented by written policies and procedures, the careful selection and training of qualified personnel and an internal audit program to monitor its effectiveness. During the fiscal year ended December 31, 2015, there were no changes to this system of internal controls or in other factors that could significantly affect those controls.

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

In connection with the preparation of this Annual Report on Form 10-K for the years ended December 31, 2015, and 2014 management, with the participation of our Chief Financial Officer, has evaluated the effectiveness of our internal controls over financial reporting, pursuant to Rule 13a-15 under the Exchange Act. Management conducted its evaluation of the Registrant’s internal control over financial reporting based on the framework in Internal Control – Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In the course of making our assessment of the effectiveness of internal controls over financial reporting, we identified one material weakness in our internal control over financial reporting. This material weakness consisted of inadequate staffing within the accounting operations of our company. The small number of employees who are responsible for accounting functions (more specifically, one) prevents us from segregating duties within our internal control system. The inadequate segregation of duties is a weakness because it could lead to the untimely identification and resolution of accounting and disclosure matters or could lead to a failure to perform timely and effective reviews.

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

(b) Changes in internal control over financial reporting

There were no changes in our internal controls over financial reporting that occurred during the year ended December 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE.

Executive Officers and Directors

Set forth below is information regarding our executive officers and directors as of December 31, 2015

Gregory Sheller	57	Director, Chief Executive Officer, Chairman of the Board
Peter Wanner	62	Director, Chief Financial Officer
Gianni Caputo	35	Director, Vice President, Secretary

GREGORY SHELLER - Director, Chairman of the Board of Directors, Chief Executive Officer and President of the Company. Age 57, is and for the past five years has been principally employed as a real estate consultant with Re/Max Alliance Group, a real estate firm headquartered in Sarasota, Florida.

Mr. Sheller’s education and work experience qualify him to serve as a director and officer of the Company.

PETER WANNER - Director, Treasurer, and Chief Financial Officer.

Mr. Wanner, age 62, is a qualified accountant certified in Canada and Ontario and for the past 23 years has served as a business consultant to start-up companies, as well as companies in refinancing and turnaround. He also has 31 years of experience in financing accounting, including 2 years in public accounting as well as international experience working in Mexico, United Kingdom and United States. Mr. Wanner has served as a director since May 4, 2004. The term of office for any director is for a period of one year, or until the next annual meeting (or special meeting in lieu of an annual) of the shareholders. Mr. Wanner has served as a director and officer of the Company since May 4, 2004. :

Mr. Wanner’s education and accounting and work experience qualify him to serve as a director and officer of the Company.

GIANNI CAPUTO - Director, Vice President and Secretary of the Company.

For the past 8 years, Mr. Caputo, age 35, has served as Project and Kiosk Integration Manager of Aareas Interative, Inc., a developer of technologies for real estate sales and marketing serving the building industry in the United States and Canada with annual revenues of approximately $4 million. Mr. Caputo supervises 17 Aareas employees. Mr. Caputo has served as a director and officer of the Company since May 25, 2009.

Mr. Caputo’s technical skills and technology work experience qualify him to serve as a director and officer of the Company.

Significant Employees.

The Registrant has no employees.

Family Relationships

There are no family relationships among our executive officers and directors.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors and executive officers, and persons who own more than ten percent (10%) of our outstanding Common Stock, or the Reporting Persons, to file with the SEC initial reports of ownership on Form 3 and reports of changes in ownership of Common Stock on Forms 4 or 5. Such persons are required by SEC regulation to furnish us with copies of all such reports they file. Based solely on a review of Forms 3 and 4 furnished to us by the Reporting Persons or prepared on behalf of the Reporting Persons by the Company and on written representations from certain Reporting Persons that no Forms 5 were required, the Company believes that the Reporting Persons have complied with reporting requirements applicable to them.

Conflicts of Interest

Members of our management are associated with other firms involved in a range of business activities. Consequently, there are potential inherent conflicts of interest in their acting as officers and directors of our company. Although the officers and directors are engaged in other business activities, we anticipate they will devote an important amount of time to our affairs.

Our officers and directors are now and may in the future become shareholders, officers or directors of other companies, which may be formed for the purpose of engaging in business activities similar to ours. Accordingly, additional direct conflicts of interest may arise in the future with respect to such individuals acting on behalf of us or other entities. Moreover, additional conflicts of interest may arise with respect to opportunities which come to the attention of such individuals in the performance of their duties or otherwise. Currently, we do not have a right of first refusal pertaining to opportunities that come to their attention and may relate to our business operations.

Our officers and directors are, so long as they are our officers or directors, subject to the restriction that all opportunities contemplated by our plan of operation which come to their attention, either in the performance of their duties or in any other manner, will be considered opportunities of, and be made available to us and the companies that they are affiliated with on an equal basis. A breach of this requirement will be a breach of the fiduciary duties of the officer or director. If we or the companies with which the officers and directors are affiliated both desire to take advantage of an opportunity, then said officers and directors would abstain from negotiating and voting upon the opportunity. However, all directors may still individually take advantage of opportunities if we should decline to do so. Except as set forth above, we have not adopted any other conflict of interest policy with respect to such transactions.

Involvement in certain legal proceedings.

During the past ten years, none of the Registrant’s directors and officers have been subject to any of the following events:

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

The Board of Directors includes Greg Sheller, Peter Wanner, and Gianni Caputo. Mr. Sheller and Peter Wanner are the Registrant’s audit committee.

Code of Ethics

The Registrant has adopted a Code of Ethics and has attached the Code of Ethics as an Exhibit in this filing., but has resolved to adopt a formal Code of Ethics prior to the end of the fiscal 2014 year. The delay has resulted from management’s exclusive concentration of their efforts on business development and the inability thereby to devote the time required to get a code of ethics drafted, approved, and posted on its website.

ITEM 11. EXECUTIVE COMPENSATION.

Executive officers and directors of the Company do not currently receive and are not accruing any compensation:

SUMMARY COMPENSATION TABLE

Summary Compensation Table

The following table sets forth, for the fiscal years ended December 31, 2015 and 2014, the aggregate compensation awarded to, earned by or paid to our Chief Executive Officer and our two most highly compensated officers (other than the Chief Executive Officer), who were serving as executive officers as of December 31, 2015 , or the Named Executive Officers.

Name and principal position	Year	Salary	Bonus	Stock awards	Option awards	Nonequity incentive plan compensation	Nonqualified deferred compensation earnings	All other compensation	Total
Gregory Sheller,	2015	$0	$0	$0	$0	$0	$0	$0	$0
President CEO	2014	$0	$0	$0	$0	$0	$0	$0	$0

Peter Wanner,	2015	$0	$0	$0	$0	$0	$0	$0	$0
Chief Financial Officer	2014	$0	$0	$0	$0	$0	$0	$0	$0

Gianni Caputo,	2015	$0	$0	$0	$0	$0	$0	$0	$0
Vice President	2014	$0	$0	$0	$0	$0	$0	$0	$0

Outstanding Equity Awards at Fiscal Year End

There were no outstanding equity awards held by our Named Executive Officers as of December 31, 2015:

Options Exercises and Stocks Vested

There were no options exercised and stocks vested as at December 31, 2015.

Grants of Plan-Based Awards

There were no grants of plan-based awards as at December 31, 2015.

Non-Qualified Deferred Compensation

As at December 31, 2015 the Company had no formalized deferred compensation plan.

Golden Parachute Compensation

As at December 31, 2015, the Company had no arrangements in place relating to the termination of employees.

Compensation of Directors

The Company, as of December 31, 2015, did not compensate Directors.

Pension Benefits

As of December 31, 2015, the Company had no pension or retirement plans.

Equity Compensation Plan Information

There were no grants under any equity compensation plan as of December 31, 2015.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth information regarding the beneficial ownership of shares of the Registrant’s common stock as of December 31, 2015 (99,865,228 common shares issued and outstanding) by (i) all stockholders known to the Registrant to be beneficial owners of more than 5% of the outstanding common stock; and (ii) all officers and directors of the Registrant, individually and as a group (each person has sole voting power and sole dispositive power as to all of the shares shown as beneficially owned by them):

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership(1)	Percent of Class
Common	Lubi Investments, Inc.(2) 1551 Second Street Sarasota, Florida 34236	85,462,000	85.58%
Common	Gregory Sheller 1551 Second Street, Sarasota FL 34236	40,000	0.04%
Common	Gianni Caputo 1551 Second Street Sarasota FL 34236	296,400	0.30%
Common	Peter Wanner, 44 Greystone Crescent, Georgetown, ON Canada L7G1 G9	104,320	0.10%
Common	Directors and officers as a group	85,902,720	86.02%

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

DESCRIPTION OF SECURITIES

The following statements relating to the capital stock set forth the material terms of our securities; however, reference is made to the more detailed provisions of, and such statements are qualified in their entirety by reference to, the Articles of Incorporation and the By-laws.

Common Stock

The holders of our Common Stock are entitled to one vote per share on all matters to be voted on by our stockholders, including the election of directors. Our stockholders are not entitled to cumulative voting rights, and, accordingly, the holders of a majority of the shares voting for the election of directors can elect the entire board of directors if they choose to do so and, in that event, the holders of the remaining shares will not be able to elect any person to our board of directors.

Common Stock are entitled to receive ratably such dividends, if any, as may be declared from time to time by the board of directors, in its discretion, from funds legally available there for and subject to prior dividend rights of holders of any shares of our Preferred Stock which may be outstanding. Upon the Company’s liquidation, dissolution or winding up, subject to prior liquidation rights of the holders of our Preferred Stock, if any, the holders of our Common Stock are entitled to receive on a pro rata basis our remaining assets available for distribution. Holders of the Company’s Common Stock have no preemptive or other subscription rights, and there are no conversion rights or redemption or sinking fund provisions with respect to such shares. All outstanding shares of the Company’s Common Stock are, fully paid and not liable to further calls or assessment by the Company.

Dividends

Dividends, if any, will be contingent upon our revenues and earnings, if any, capital requirements and financial conditions. The payment of dividends, if any, will be within the discretion of our Board of Directors. We presently intend to retain all earnings, if any, for use in its business operations and accordingly, the Board of Directors does not anticipate declaring any dividends prior to a business combination.

Indemnification of Directors and Officers.

Under the Nevada General Corporation Law, we can indemnify our directors and officers against liabilities they may incur in such capacities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). Our amended and restated articles of incorporation provide that, pursuant to Nevada law, our directors shall not be liable for monetary damages for breach of the directors’ fiduciary duty of care to us and our stockholders. This provision in the articles of incorporation does not eliminate the duty of care, and in appropriate circumstances equitable remedies such as injunctive or other forms of non-monetary relief will remain available under Nevada law. In addition, each director will continue to be subject to liability for breach of the director’s duty of loyalty to us or our stockholders, for acts or omissions not in good faith or involving intentional misconduct or knowing violations of law, for any transaction from which the director directly or indirectly derived an improper personal benefit, and for payment of dividends or approval of stock repurchases or redemptions that are unlawful under Nevada law. The provision also does not affect a director’s responsibilities under any other law, such as the federal securities laws or state or federal environmental laws.

Our bylaws, as amended, provide for the indemnification of our directors and officers to the fullest extent permitted by the Nevada General Corporation Law. We are not, however, required to indemnify any director or officer in connection with any (a) willful misconduct, (b) willful neglect, or (c) gross negligence toward or on behalf of us in the performance of his or her duties as a director or officer. We are required to advance, prior to the final disposition of any proceeding, promptly on request, all expenses incurred by any director or officer in connection with that proceeding on receipt of any undertaking by or on behalf of that director or officer to repay those amounts if it should be determined ultimately that he or she is not entitled to be indemnified under our bylaws or otherwise.

We have been advised that, in the opinion of the SEC, any indemnification for liabilities arising under the Securities Act of 1933 is against public policy, as expressed in the Securities Act, and is, therefore, unenforceable.

Amendment of our Bylaws

Our bylaws may be adopted, amended or repealed by the affirmative vote of a majority of our outstanding shares. Subject to applicable law, our bylaws also may be adopted, amended or repealed by our Board of Directors.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Except as otherwise disclosed elsewhere herein, during the last two fiscal years there have not been any transactions between the Registrant and any of its officers, directors, and five percent or greater shareholders.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

(1) Audit Fees: Aggregate fees billed for each of the last two (2) fiscal years for professional services rendered by the principal accountant for the audits of the annual financial statements and reviews of financial statements included on Form 10-K:

2015:	$8,000
2014:	$5,000

(2) Audit-Related Fees: Aggregate fees billed in each of the last two (2) fiscal years for assurance and related services by the principal accountant that are reasonably related to the performance of the audits or reviews of the financial statements and are not reported previously.

2015:	$-0-
2014:	$-0-

(3) Tax Fees: Aggregate fees billed in each of the last two (2) fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning.

2015:	$-0-
2014:	$-0-

(4) All Other Fees: Aggregate fees billed in each of the last two (2) fiscal years for products and services provided by the principal accountant, other than the services previously reported.

2015:	$-0-
2014:	$-0-

(5) Audit Committee Pre-Approval Procedures. The Board of Directors has not, to date, appointed an Audit Committee.

(6) Not applicable.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a)	The following documents are filed as part of this report:

(1)

Consolidated Financial Statements

Consolidated Balance Sheets as of December 31, 2015 and 2014

Consolidated Statements of Operations and Comprehensive Loss for the Years ended December 31, 2015 and 2014

Consolidated Statements of Stockholders’ Deficiency for the years ended December 31, 2015 and 2014

Consolidated Statements of Cash Flows for the years ended December 31, 2015 and 2014

Notes to Consolidated Financial Statements for the years ended December 31, 2015 and 2014

(b)	Exhibits included or incorporated by reference herein are set forth in the following Exhibit Index. Exhibits referred to as “Previously Filed” are incorporated herein by reference.

Exhibit No.	Document
2.1 (7)	Memorandum of Understanding between First National Energy Corporation and Serge Bolotov, dated February 3, 2016, accepted as binding February 5, 2016.
3.1(1)	Articles of Incorporation
3.2 (4)	Articles of Incorporation (Nevada)
3.2(1)	Bylaws
4.1(2)	2005 Stock Incentive Plan For Employees And Consultants (2)
4.2(8)	2016 Omnibus Equity Compensation Plan
10.1(3)	Letter of Intent with Boreas Research Corporation, dated April 17, 2009
10.2(4)	First Amendment Of Technology License And Stock Purchase Agreement with Boreas Research Corporation, dated May 14, 2009
10.3(5)	Novation Agreement with Boreas Research Corporation, dated April 18, 2011.
14.(6)	Financial Code of Ethics
21*	Subsidiaries of the Registrant
31.1*	Sect. 302 Certification
31.2*	Sect. 302 Certification
32.1*	Sect. 906 Certification
32.2*	Sect. 906 Certification

(1)	Incorporated by reference to the Company’s Form SB-2 filed on June 8, 2001.
(2)	Incorporated by reference to the Company’s Form S-8, filed April 11, 2005.
(3)	Incorporated by reference to the Company’s Form 8-K, filed April 21, 2009.
(4)	Incorporated by reference to the Company’s Form 8-K, filed May 26, 2009.
(5)	Incorporated by reference to the Company’s Form 8-K, filed April 20, 2011.
(6)	Incorporated by reference to Exhibit 19 in the Company’s Form 10-K, filed March 16, 2012.
(7)	Incorporated by reference to the Company’s Form 8-K, filed February 16, 2016.
(8)	Incorporated by reference to the Company’s Form S-8, filed February 23, 2016.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act, the registrant has duly caused this annual report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

Registrant:	FIRST NATIONAL ENERGY CORPORATION

Date: March 29, 2016	By:	/s/ Gregory Sheller
Gregory Sheller
Chief Executive Officer

Date: March 29, 2016	By:	/s/ Peter Wanner
Peter Wanner
Chief Financial (Accounting) Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: March 29, 2016	By:	/s/ Gregory Sheller
Gregory Sheller
Chief Executive Officer, Director

Date: March 29, 2016	By:	/s/ Peter Wanner
Peter Wanner
Chief Financial Officer, Director

Date: March 29, 2016	By:	/s/ Gianni Caputo
Gianni Caputo
Director

First National Energy Corporation

(Formerly First National Power Corporation)

Consolidated Financial Statements

December 31, 2015 and 2014

(Amounts expressed in US Dollars)

36

Schwartz Levitsky Feldman llp

CHARTERED ACCOUNTANTS

LICENSED PUBLIC ACCOUNTANTS

TORONTO ● MONTREAL

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

First National Energy Corporation

We have audited the accompanying consolidated balance sheets of First National Energy Corporation (formerly First National Power Corporation) (the “Company”) as of December 31, 2015 and 2014, and the related consolidated statements of operations and comprehensive loss, cash flows and stockholders’ deficiency for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of First National Energy Corporation as at December 31, 2015 and 2014, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

2300 Yonge Street, Suite 1500, Box 2434
Toronto, Ontario M4P 1E4
Tel: 416 785 5353
Fax: 416 785 5663

/s/ SCHWARTZ LEVITSKY FELDMAN LLP
Toronto, Ontario	Chartered Accountants
March 28, 2016	Licensed Public Accountants

FIRST NATIONAL ENERGY CORPORATION

(Formerly First National Power Corporation)

Consolidated Balance Sheets

As of December 31,

(Amounts Expressed US Dollars)

	2015	2014
	$	$
ASSETS
CURRENT
Cash	1,937	2,237

Total Current Assets	1,937	2,237
LICENSE FOR TECHNOLOGY (Note 4)	200	200

Total assets	2,137	2,437

LIABILITIES
CURRENT
Accounts payable and accrued liabilities	47,853	59,500
Loan payable to director (Note 8)	110,234	76,275
Loan payable to related party (Note 5)	540,000	540,000
	698,087	675,775

Going Concern (Note 2)
Related Party Transaction (Note 8)
Commitment and Contingency (Note 10)
Subsequent Events (Note 12)

STOCKHOLDERS’ DEFICIENCY

Capital Stock ($0.001 par value, 300,000,000 Common shares authorized, 99,865,228 issued and outstanding as of December 31, 2015 and 2014 (Note 6)	99,765	99,765

Additional paid-in Capital	103,329	103,329

Accumulated Deficit	(899,087)	(876,475)

Accumulated Other Comprehensive Loss	(10)	(10)

Total Stockholders’ Deficiency Attributable to FNEC Stockholders	(696,003)	(673,391)

Non-controlling interest	53	53

Total Stockholders’ Deficiency	(695,950)	(673,338)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIENCY	2,137	2,437

The accompanying notes are an integral part of these consolidated financial statements.

FIRST NATIONAL ENERGY CORPORATION

(Formerly First National Power Corporation)

Consolidated Statements of Operations and Comprehensive Loss

years ended December 31,

(Amounts Expressed US Dollars)

	2015	2014
	$	$
REVENUE	-	-

EXPENSES
General and administrative expenses	22,612	12,092

TOTAL OPERATING EXPENSES	22,612	12,092

LOSS BEFORE INCOME TAXES	(22,612)	(12,092)
Income taxes (Note 7)	-	-

NET LOSS	(22,612)	(12,092)

Net loss attributable to non-controlling interest	-	5

Net loss attributable to FNEC stockholders	(22,612)	(12,087)

Net loss per share - basic and diluted	$0.00	$0.00

Weighted average common shares outstanding during the year	99,865,228	99,865,228

COMPREHENSIVE LOSS:

NET LOSS INCLUDING NONCONTROLLING INTEREST	(22,612)	(12,092)
Foreign exchange translation adjustment for the year	-	-

OTHER COMPREHENSIVE LOSS	(22,612)	(12,092)
Comprehensive loss attributable to non-controlling interest	-	5

Comprehensive loss attributable to FNEC stockholders	(22,612)	(12,087)

The accompanying notes are an integral part of these consolidated financial statements.

FIRST NATIONAL ENERGY CORPORATION

(Formerly First National Power Corporation)

Consolidated Statements of Changes in Stockholders’ Deficiency

years ended December 31, 2015 and 2014

(Amounts Expressed US Dollars)

					Accumulated
	Number of	Common	Additional		Other	Non-	Total
	Common	Shares	Paid-in	Accumulated	Comprehensive	controlling	Stockholders’
	Shares	Amount	Capital	Deficit	Loss	Interests	Deficit
		$	$	$	$	$	$
Balance as of December 31, 2013	99,865,228	99,765	103,329	(864,388)	(10)	58	(661,246)

Net loss for the year	-	-	-	(12,087)	-	(5)	(12,092)

Balance as of December 31, 2014	99,865,228	99,765	103,329	(876,475)	(10)	53	(673,338)

Net loss for the year	-	-	-	(22,612)	-	-	(22,612)

Balance as of December 31, 2015	99,865,228	99,765	103,329	(899,087)	(10)	53	(695,950)

The accompanying notes are an integral part of these consolidated financial statements.

FIRST NATIONAL ENERGY CORPORATION

(Formerly First National Power Corporation)

Consolidated Statements of Cash Flows

years ended December 31,

(Amounts Expressed US Dollars)

	2015	2014
	$	$
CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	(22,612)	(12,092)

Increase (decrease) in accounts payable and accrued liabilities	(11,647)	15,000

Net cash provided by (used in) operating activities	(34,259)	2,908

CASH FLOWS FROM FINANCING ACTIVITIES

Loan from (repayment to) director	33,959	(1,767)

Net cash provided by (used in) financing activities	33,959	(1,767)

NET INCREASE (DECREASE) IN CASH	(300)	1,141

Cash, beginning of year	2,237	1,096

CASH, END OF YEAR	1,937	2,237

SUPPLEMENTARY DISCLOSURE

INCOME TAXES PAID	-	-

INTEREST PAID	-	-

The accompanying notes are an integral part of these consolidated financial statements.

First National Energy Corporation

(Formerly First National Power Corporation)

Notes to the Consolidated Financial Statements

December 31, 2015 and 2014

(Amounts expressed in US Dollars)

1. NATURE OF OPERATIONS AND PURCHASE OF TECHNOLOGY

a)	Nature of operations

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

First National Energy Corporation

(Formerly First National Power Corporation)

Notes to the Consolidated Financial Statements

December 31, 2015 and 2014

(Amounts expressed in US Dollars)

1. NATURE OF OPERATIONS AND PURCHASE OF TECHNOLOGY (cont’d)

b)	Purchase of Technology License (cont’d)

In exchange for the Company acquiring the technology license from Boreas at the Closing pursuant to the Agreement (as amended by the Amendment), the Stockholders of Boreas received an aggregate of 98,800,000 new restricted and unregistered common shares of the Company’s common stock. Accordingly, the Boreas Stockholders now own 98.93% of the Company’s 99,865,228 outstanding common shares. No finder’s fees were paid or consulting agreements entered into by the Company in connection with the transaction.

Prior to the transaction, there were no material relationships between the Company and Boreas, between Boreas and the Company’s affiliates, directors or officers, or between any associates of Boreas and the Company’s officers or directors. All of the Company’s transaction liabilities were settled on or immediately following the Closing.

Upon the Closing on May 25, 2009, the Company was no longer deemed to be a “shell company” as defined in Rule 12b-2 under the Securities Exchange Act of 1934 (the “Exchange Act”). Accordingly, the Company filed an amended current report on Form 8-K/A with the SEC on May 26, 2009, setting forth the information that would be required if the Company were filing a general form for registration of securities on Form 10 under the Exchange Act.

On April 18, 2011, First National Energy Corporation (the “Company”) entered into a Novation Agreement (the “Novation”) with all of the stockholders of Boreas revising the structure of the May 25, 2009 transaction by which the Company acquired a territorial license to certain rights in alternative energy technology of Boreas, in exchange for a quantity of newly issued common shares of the Company. The Novation amended the Technology License and Stock Purchase Agreement (the “Original Agreement”) to substitute the stockholders of Boreas as the licensor under the Original Agreement.

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

First National Energy Corporation

(Formerly First National Power Corporation)

Notes to the Consolidated Financial Statements

December 31, 2015 and 2014

(Amounts expressed in US Dollars)

2. GOING CONCERN

The Company’s consolidated financial statements are prepared using accounting principles generally accepted in the United States of America and applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company has not generated any revenues from its planned principal operations through December 31, 2015 and has recorded losses since inception, has negative working capital, has yet to achieve profitable operations and expects further losses in the development of its business. There can be no assurance that the Company will have adequate capital resources to fund planned operations or that any additional funds will be available to the Company when needed, or if available, will be available on favorable terms in the amounts required by the Company. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

The Company’s financial instruments consist of cash, accounts payable and accrued liabilities, and loans payable. Unless otherwise noted, it is management’s opinion that the Company is not exposed to significant interest, or credit risks arising from these financial instruments. The fair values of these financial instruments approximate their carrying values due to the relatively short period to maturity for these instruments.

First National Energy Corporation

(Formerly First National Power Corporation)

Notes to the Consolidated Financial Statements

December 31, 2015 and 2014

(Amounts expressed in US Dollars)

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

Assets and liabilities measured at fair value as of December 31, 2015 and 2014 are classified below based on the three fair value hierarchy tiers described above:

	2015		2014
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
Cash	1,937	1,937	2,237	2,237
Accounts payable and accrued liabilities	47,853	47,853	59,500	59,500
Loan payable to director	110,234	110,234	76,275	76,275
Loan payable to related party	540,000	540,000	540,000	540,000

Cash has been measured using Level 1 of the fair value hierarchy.

First National Energy Corporation

(Formerly First National Power Corporation)

Notes to the Consolidated Financial Statements

December 31, 2015 and 2014

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

December 31, 2015 and 2014

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

Basic loss per share is computed by dividing net loss by the weighted average number of common shares outstanding for the year. Diluted loss per share is computed by dividing net loss by the weighted average number of common shares outstanding plus common stock equivalents (if dilutive). As of December 31, 2015, there were no common stock equivalents.

i)	Stock-Based Compensation

The Company accounts for equity instruments issued in exchange for the receipt of goods or services from other than employees using the estimated fair market value of the consideration received or estimated fair value of the equity instruments issued, whichever is more reliably measurable. The value of equity instruments issued for consideration other than employee services is determined on the earlier of a performance commitment or completion of performance by the provider of goods or services. As of December 31, 2015, there was $nil of unrecognized expense related to stock-based compensation, and stock based compensation expense relating to all employees and non-employees were $nil for the years ended December 31, 2015 and 2014.

First National Energy Corporation

(Formerly First National Power Corporation)

Notes to the Consolidated Financial Statements

December 31, 2015 and 2014

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

(i)	Recent Accounting Pronouncements – Adopted

As of December 31, 2015, the company has evaluated and adopted the following accounting pronouncements:

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

(ii)	Recent Accounting Pronouncements – Not yet effective

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”), which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. ASU 2014-09 will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. The new standard is effective for annual reporting periods beginning on or after December 15, 2016. Early application is not permitted. The standard permits the use of either the retrospective or cumulative effect transition method. In August 2015, the FASB issued ASU 2015-14, the amendments in ASU 2015-14 defer the effective date of ASU 2014-09 for all entities by one year. Public business entities, certain not-for-profit entities, and certain employee benefit plans should apply the guidance in ASU 2014-09 to annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period. Earlier application is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. The Company is evaluating the effect that ASU 2014-09 will have on its consolidated financial statements and related disclosures.

First National Energy Corporation

(Formerly First National Power Corporation)

Notes to the Consolidated Financial Statements

December 31, 2015 and 2014

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

In November 2015, FASB issued ASU 2015-17, Income Taxes (Topic 740) Balance Sheet Classification of Deferred Taxes which requires that deferred tax assets and liabilities be classified as noncurrent in a classified balance sheet. The amendment takes effect for public entities for fiscal years beginning after December 15, 2016, with early adoption available. The Company is currently assessing the impact of the standard on the consolidated financial statements.

In January 2016, FASB issued ASU 2016-01, Financial Instruments—Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities (“ASU 2016-01”), which requires that equity investments, except for those accounted for under the equity method or those that result in consolidation of the investee, be measured at fair value, with subsequent changes in fair value recognized in net income. However, an entity may choose to measure equity investments that do not have readily determinable fair values at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer. ASU 2016-01 also impacts the presentation and disclosure requirements for financial instruments. ASU 2016-01 is effective for public business entities for annual periods, and interim periods within those annual periods, beginning after December 15, 2017. Early adoption is permitted only for certain provisions. The Company is currently assessing the impact of the standard on the consolidated financial statements.

First National Energy Corporation

(Formerly First National Power Corporation)

Notes to the Consolidated Financial Statements

December 31, 2015 and 2014

(Amounts expressed in US Dollars)

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

4. LICENSES FOR TECHNOLOGY

Licenses are recorded at carrying amount. No amortization was recorded during the year.

	2015	2015	2014
	Cost	Net Book Value	Net Book Value
	$	$	$
North American
Technology License	100	100	100

Indian Technology	100	100	100
License	200	200	200

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

b) Issued

99,865,228 Common shares (2014: 99,865,228 Common shares)

First National Energy Corporation

(Formerly First National Power Corporation)

Notes to the Consolidated Financial Statements

December 31, 2015 and 2014

(Amounts expressed in US Dollars)

7. INCOME TAXES

The reconciliation of income taxes at statutory income tax rates to the income tax expense is as follows. The losses incurred by the wholly-owned Canadian subsidiary are insignificant, hence no separate disclosure has been made:

	2015	2014
Loss before income taxes	$(22,612)	$(12,092)
Applicable statutory tax rate	34%	34%
Income tax recovery at statutory rate	(7,689)	(4,111)
Timing difference	(43,420)	(43,420)
Tax loss benefit not recognized	51,109	47,531
Income tax - current and deferred	$-	$-

Total income tax (expense) benefit differed from the amounts computed by applying the U.S. Federal statutory tax rates and estimated state rates to pre-tax income for the years as follows:

	2015	2014
Statutory rate - benefit	34%	34%
State taxes, net of federal benefit	-	-
Effective rate - benefit	34%	34%

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are as follows:

	2015	2014
Deferred tax asset:
Operating losses available to offset future income taxes	$576,463	$525,354
Tax basis of license in excess of accounting basis	363,084	406,504
	939,547	931,858
Valuation allowance	(939,547)	(931,858)
Net deferred tax asset	$-	$-

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

First National Energy Corporation

(Formerly First National Power Corporation)

Notes to the Consolidated Financial Statements

December 31, 2015 and 2014

(Amounts expressed in US Dollars)

7. INCOME TAXES (cont’d)

As at December 31, 2015, the company has non-capital losses for tax purposes which can be applied against future taxable income. These losses expire as follows:

2035	150,320
2034	139,799
2033	143,054
2032	175,273
2031	183,949
2030	187,150
2029	131,602
2028	78,145
2027	30,760
2026	32,912
2025	208,887
2024	233,627
Total	$1,695,478

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

A director of the Company has advanced monies to the Company to pay certain expenses. The advances have no interest rate and is due on demand. The amount owing to the director was $110,234 ($76,275 in 2014).

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

December 31, 2015 and 2014

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

On December 31, 2015, the Company had no interest-bearing debt.

12. SUBSEQUENT EVENTS

2016 Omnibus Equity Compensation Plan

●	The Registrant maintained a stock incentive plan, entitled “2005 Stock Incentive Plan for Employees and Consultants” and had registered 3 million of its common shares (1 million on February 25, 2005 and 2 million on April 11, 2005) for issuance under such stock incentive plan. Under this plan, 830,000 shares have been issued before the plan expired in 2015. All options pursuant to this plan have expired.

In February 2016, the Company adopted the 2016 Omnibus Equity Compensation Plan. 5,000,000 shares of common stock were reserved pursuant to the Omnibus Equity Compensation Plan.

Acquisition of technology

●	On February 3, 2016, the Company entered into a Memorandum of Understanding with Serge Bolotov and affiliates. Serge Bolotov designed, patented, developed, and manufactured the VAWT/VRTB/Bolotov Rotor wind turbine and agreed to transfer all technical and intellectual related property related to the VAWT/VRTB/Bolotov Rotor wind turbine to the Company. In addition, Serge Bolotov agreed to assign all patents, designs, drawings, blueprints, plans, images, promotional material, websites, and anything else that could be useful in marketing and distributing the VRTB technology (collectively, the “Assets”).

●	As compensation for the Assets, Serge Bolotov will be paid ten percent (10%) of the Company profits arising from the Assets and realized by the Company, provided that Serge Bolotov continues to consult with the Company. In addition, Serge Bolotov will receive a signing bonus of One Million Dollars ($1,000,000) solely derived from Eleven percent (11%) of the initial profits realized by the Company from the Assets. Further, Serge Bolotov will be appointed as a member of the Board of Directors and will be issued One Hundred Thousand shares of Company common stock upon such appointment. As of the date of this filing, Mr. Bolotov has not been appointed. Subsequently, Serge Bolotov will consult with the Company and, upon the Company receiving sufficient funding, Serge Bolotov will receive a consulting fee of Eight Thousand Dollars ($8,000 Canadian) monthly as well research and development facility with support staff.

12. SUBSEQUENT EVENTS (cont’d)

●	On February 5, 2016, pursuant to the terms and conditions of the Memorandum of Understanding, the Company and Serge Bolotov agreed to accept the Memorandum of Understanding as binding and the Board of Directors of the Company ratified the Memorandum of Understanding as binding on February 9, 2016.

