Form 10-Q
period 2016-03-31
First National Energy Corp.
filed 2016-05-16
CIK 1142129

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

or

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

[X] Yes [  ] No

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

Yes [  ] No [X]

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

As of May 13, 2016, there were 99,865,228 common shares issued and outstanding.

Transitional Small Business Disclosure Format Yes [  ] No [X]

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Index

First National Energy Corporation

(Formerly First National Power Corporation)

Interim Consolidated Financial Statements

March 31, 2016

(Amounts expressed in US Dollars)

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

FIRST NATIONAL ENERGY CORPORATION

(Formerly First National Power Corporation)

Interim Consolidated Balance Sheets

As of March 31, 2016 (Unaudited) and December 31, 2015

(Amounts expressed in US Dollars)

	March 31, 2016	December 31, 2015
	$	$
ASSETS
CURRENT ASSETS
Cash	1,287	1,937

Total Current Assets	1,287	1,937
Licenses for technology (Note 4)	200	200

Total Assets	1,487	2,137

LIABILITIES
CURRENT LIABILITIES
Accounts payable and accrued liabilities	41,122	47,853
Loan payable to director (Note 6)	128,707	110,234
Loan payable to Boreas Research Corporation (Note 5)	540,000	540,000
	709,829	698,087

Going Concern (Note 2)
Related Party Transaction (Note 6)
Commitment (Note 9)

STOCKHOLDERS’ DEFICIENCY

Capital Stock ($.001 par value, 300,000,000 common shares authorized, 99,865,228 issued and outstanding as of March 31, 2016 and December 31, 2015	99,765	99,765
Additional paid-in Capital	103,329	103,329
Accummulated other comprehensive loss	(10)	(10)
Deficit accumulated during the development stage	(911,479)	(899,087)
Total FNEC Stockholders’ Deficit	(708,395)	(696,003)
Non-controlling interest	53	53
	(708,342)	(695,950)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIENCY	1,487	2,137

The accompanying notes form an integral part of these Interim Consolidated Financial Statements

FIRST NATIONAL ENERGY CORPORATION

(Formerly First National Power Corporation)

Interim Consolidated Statements of Operations and Comprehensive Loss

For the three months ended March 31, 2016 and March 31, 2015 (Unaudited)

(Amounts expressed in US Dollars)

	For the three months ended March 31, 2016	For the three months ended March 31, 2015
	$	$
REVENUE	-	-

EXPENSES
General and administrative expenses	12,392	-

TOTAL OPERATING EXPENSES	12,392	-

LOSS BEFORE INCOME TAXES	(12,392)	-
Income taxes	-	-
NET LOSS	(12,392)	-

Net loss attributable to non-controlling interest	-	-

Net loss attributable to FNEC Stockholders	(12,392)	-

Loss per share, basic and diluted	0.00	-

Weighted average common shares outstanding during the period	99,865,228	99,865,228

COMPREHENSIVE LOSS:

NET LOSS INCLUDING NONCONTROLLING INTEREST	(12,392)	-
Foreign exchange translation adjustment for the period	-	-

Other Comprehensive Loss	(12,392)	-

Comprehensive Loss attributable to non-controlling interest	-	-
Comprehensive Loss attributable to FNEC Stockholders	(12,392)	-

The accompanying notes form an integral part of these Interim Consolidated Financial Statements

FIRST NATIONAL ENERGY CORPORATION

(Formerly First National Power Corporation)
Interim Consolidated Statements of Cash Flows
For the three months ended March 31, 2016 and 2015 (Unaudited)
(Amounts expressed in US Dollars)

	For the three months ended March 31, 2016	For the three months ended March 31, 2015
	$	$
CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	(12,392)	-

Increase in accounts payable and accrued liabilities	(6,731)	-

Net cash used in operating activities	(19,123)	-

CASH FLOWS FROM FINANCING ACTIVITIES

Loan from director	18,473	-
Net cash provided by financing activities	18,473	-

NET INCREASE (DECREASE) IN CASH	(650)	-

Cash, beginning of period	1,937	2,237

CASH, END OF PERIOD	1,287	2,237

SUPPLEMENTARY DISCLOSURE

INCOME TAXES PAID	-	-

INTEREST PAID	-	-

The accompanying notes form an integral part of these Interim Consolidated Financial Statements

FIRST NATIONAL ENERGY CORPORATION

(Formerly First National Power Corporation)

Interim Consolidated Statements of Changes in Stockholders’ Deficiency

For the three months ended March 31, 2016 (Unaudited) and year ended December 31, 2015

(Amounts expressed in US Dollars)

					Accumulated
	Number of	Common	Additional		other	Non-	Total
	Common	Shares	Paid-in	Accumulated	comprehensive	controlling	Stockholders’
	Shares	Amounts	Capital	Deficit	loss	Interests	Deficit
		$	$	$	$	$	$
Balance as of December 31, 2014	99,865,228	99,765	103,329	(876,475)	(10)	53	(673,338)

Net Loss for the year				(22,612)		-	(22,612)

Balance as of December 31, 2015	99,865,228	99,765	103,329	(899,087)	(10)	53	(695,950)

Net Loss for the Period				(12,392)		-

Balance as of March 31, 2016 (Unaudited)	99,865,228	99,765	103,329	(911,479)	(10)	53	(708,342)

The accompanying notes form an integral part of these Interim Consolidated Financial Statements

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

In exchange for the Company acquiring the technology license from Boreas at the Closing pursuant to the Agreement (as amended), the Stockholders of Boreas received an aggregate of 98,800,000 new restricted and unregistered common shares of the Company’s common stock. Accordingly, the Boreas stockholders now own 98.9% of the Company’s 99,865,228 outstanding shares.

Prior to the transaction, there were no material relationships between the Company and Boreas, between Boreas and the Company’s affiliates, directors or officers, or between any associates of Boreas and the Company’s officers or directors. All of the Company’s transaction liabilities were settled on or immediately following the Closing.

Upon the Closing on May 25, 2009, the Company was no longer deemed to be a “shell company” as defined in Rule 12b-2 under the Securities Exchange Act of 1934 (the “Exchange Act”). Accordingly, the Company filed an amended current report on Form 8-K/A with the SEC on May 26, 2009, setting forth the information that would be required if the Company were filing a general form for registration of securities on Form 10 under the Exchange Act. Management contends that the Company continues to have more than nominal operations and assets beyond cash or cash equivalents due to the licensing agreement.

On April 18, 2011, the Company entered into a Novation Agreement (the “Novation”) with all of the stockholders of Boreas, revising the structure of the May 25, 2009 transaction by which the Company acquired a territorial license to certain rights in alternative energy technology of Boreas, in exchange for a quantity of newly issued common shares of the Company. The Novation amended the Technology License and Stock Purchase Agreement (the “Original Agreement”) to substitute the stockholders of Boreas as the licensor under the Original Agreement.

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

2. GOING CONCERN

The Company’s interim consolidated financial statements are prepared using accounting principles generally accepted in the United States of America and applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company has not generated any revenues from its planned principal operations through March 31, 2016 and has recorded losses since inception, has negative working capital, has yet to achieve profitable operations and expects further losses in the development of its business. There can be no assurance that the Company will have adequate capital resources to fund planned operations or that any additional funds will be available to the Company when needed, or if available, will be available on favorable terms in the amounts required by the Company. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The interim consolidated financial statements do not include any adjustments that might result from this uncertainty.

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

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a) Basis of Presentation and Consolidation

The interim consolidated financial statements include the accounts of the Company, its wholly-owned subsidiary First National Energy (Canada) Corporation and its majority owned subsidiary. All material inter-company amounts have been eliminated.

The accompanying unaudited interim consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 8-03 of Regulation S-X related to smaller reporting companies.

The unaudited interim consolidated financial statements should be read in conjunction with the financial statements and Notes thereto together with management’s discussion and analysis of financial condition and results of operations contained in the Company’s annual report on Form 10-K for the year ended December 31, 2015. In the opinion of management, the accompanying interim consolidated financial statements reflect all adjustments of a normal recurring nature considered necessary to fairly state the financial position of the Company at March 31, 2016, the results of its operations for the three months ended March 31, 2016 and 2015, and its cash flows for the three months ended March 31, 2016 and 2015. In addition, some of the Company’s statements in its quarterly report on Form 10-Q may be considered forward-looking and involve risks and uncertainties that could significantly impact expected results. The results of operations for the three months ended March 31, 2016 are not necessarily indicative of results to be expected for the full year.

4. LICENSES FOR TECHNOLOGY

	2016			2015
	Cost	Accumulated Amortization	Net Book Value	Net Book Value

North American Technology License	$100	$-	$100	$100
Indian Technology License	100	-	100	100
	$200	$-	$200	$200

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

A director of the Company has advanced monies to the Company to pay certain expenses. The advances are non-interest bearing and are due on demand. The amount owing to the director was $128,707 ($110,234 – 2015).

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

At March 31, 2016, the only asset measured at fair value using level 1 of the three fair value hierarchy tiers described above was cash of $1,287 ($1,937 – 2015) and accounts payable of $41,122 ($47,853 – 2015), loan payable to director and loan payable to related party are measured using amortized cost at level 2. The Company did not have any fair value assets or liabilities classified as level 3.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Unless otherwise indicated, references in this Quarterly Report on Form 10-Q to “we,” “us,” and “our” are to the Company, unless the context requires otherwise. The following discussion and analysis by our management of our financial condition and results of operations should be read in conjunction with our unaudited condensed interim financial statements and the accompanying related notes included in this quarterly report and our audited financial statements and related notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2015 filed with the Securities and Exchange Commission.

Cautionary Statement Regarding Forward-Looking Statements

This report may contain forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act, and we intend that such forward-looking statements be subject to the safe harbors created thereby. These forward-looking statements are based on our management’s beliefs and assumptions and on information currently available to our management. Any such forward-looking statements would be contained principally in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Risk Factors.” Forward-looking statements include information concerning our possible or assumed future results of operations, business strategies, financing plans, competitive position, industry environment, potential growth opportunities and the effects of regulation. Forward-looking statements include all statements that are not historical facts and can be identified by terms such as “anticipates,” “believes,” “could,” “estimates,” “expects,” “hopes,” “intends,” “may,” “plans,” “potential,” “predicts,” “projects,” “should,” “will,” “would” or similar expressions.

Forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. We discuss many of these risks in greater detail in “Risk Factors.” Given these uncertainties, you should not place undue reliance on these forward-looking statements. Also, forward-looking statements represent our management’s beliefs and assumptions only as of the date of this report. You should read this report and the documents that we reference in this report and have filed as exhibits to the report completely and with the understanding that our actual future results may be materially different from what we expect. Except as required by law, we assume no obligation to update these forward-looking statements publicly, or to update the reasons actual results could differ materially from those anticipated in these forward-looking statements, even if new information becomes available in the future.

Additional information concerning these and other risks and uncertainties is contained in our filings with the Securities and Exchange Commission, including the section entitled “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2015.

Unless otherwise indicated or the context otherwise requires, all references in this Form 10-Q to “we,” “us,” “our,” “our company,” “U. S. Stem Cell, Inc.” or the “Company” refer to U.S. Stem Cell, Inc. and its subsidiaries.

Description of Business

Business Development

We were incorporated as Capstone International Corporation on November 16, 2000, in the state of Delaware, and our shares were registered with the Securities and Exchange Commission on Form SB-2 as SEC File No. 333-62588, filed on June 8, 2001. Our name was changed to “First National Power Corporation” on January 28, 2004, and was changed again to “First National Energy Corporation” on February 12, 2009, at which time we effected a reverse stock split, adopted a holding company structure, and relocated our corporate charter from Delaware to Nevada as part of the reorganization described in the next succeeding paragraph.

As described in the definitive information statement on Form DEF 14-C filed with the Securities and Exchange Commission on December 22, 2008, and pursuant to the approval of our board of directors and a majority of its stockholders, on February 12, 2009, we effected a reorganization which had the effect of (1) implementing a reverse stock split of its issued and outstanding common shares at the rate of 100 to 1, thereby reducing the number of issued and outstanding common shares at that time from 76,522,760 to 765,228, with no effect on the number of authorized common shares; (2) merging our company with and into First National Power Corporation, a Nevada corporation and a wholly-owned indirect (second tier) subsidiary of our company , such that First National Energy Corporation, a Nevada corporation and a wholly-owned direct (first tier) subsidiary of our company, succeeded as a successor issuer of its registered securities and continued our business for all purposes; (3) exchanging each issued and outstanding share on the record date (and after giving effect to the reverse stock split described above) into one new common share of the successor issuer ; (4) re-domesticating the our charter from the State of Delaware to the State of Nevada; (5) increasing the authorized capital from 100 million common shares to 300 million common shares; (6) changing our name from “First National Power Corporation” to “First National Energy Corporation”; and (7) changing our stock symbol from FNPR to FNEC.

On April 20, 2009, we acquired a territorial license to certain rights in alternative wind energy technology in exchange for 98,800,000 newly issued common shares, which resulted in a change in control. We valued the technology license received in such transaction at $1,855,605 after consulting with an outside valuation expert.

On April 18, 2011, we entered into a Novation Agreement (the “Novation”) with all of the stockholders of Boreas Research Corporation (“Boreas”), a Florida corporation, revising the structure of the April 20, 2009 transaction by which we acquired a territorial license to certain rights in alternative energy technology of Boreas, in exchange for 98,800,000 of our common shares as disclosed above. The Novation amended the 2009 agreement to substitute the stockholders of Boreas as the licensor under the original 2009 agreement.

In addition, we acquired technology rights to an additional territory for the licensed technology through a wholly-owned subsidiary, Pavana Power Corporation.

Business of Issuer

Since acquiring the technology license described above, our management has expended significant time seeking sources of capital to implement our business plan, which is primarily designed to exploit the licensed technology throughout the United States and Canada for commercial gain. In addition, we have acquired technology rights to an additional territory for the licensed technology. Management is also evaluating other alternatives in order to improve the our financial condition, including merger and acquisition opportunities. There is no assurance that we will be successful in raising capital or closing any such merger or acquisition transactions.

Except as described above and as more particularly described in our accompanying interim financial statements, there have been no other material changes in our financial condition from the end of the preceding fiscal year to the date of the interim balance sheet provided herein, nor have there been any other material changes in the registrant’s financial condition during the period ending on the date of the interim balance sheet provided herein and commencing on the corresponding interim date of the preceding fiscal year. Except as described above and as more particularly described in our accompanying interim financial statements, there have been no material changes in our results of operations with respect to the most recent fiscal year-to-date period for which an income statement is provided and the corresponding year-to-date period of the preceding fiscal year.

Critical Accounting Policies and Estimates

The consolidated financial statements of our company are prepared in accordance with accounting principles generally accepted in the United States of America. The amounts of assets, liabilities, revenues and expenses reported in our financial statements are affected by accounting policies, estimates and assumptions that are necessary to comply with generally accepted accounting principles. Estimates used in the financial statements are derived from prior experience, statistical analysis and professional judgments. Actual results may differ significantly from these estimates and assumptions.

Management considers an estimate to be critical if it is material to the financial statements and it requires assumptions to be made that were uncertain at the time the estimate was made and changes in the estimate are reasonably likely to occur from period to period.

Recently Issued Accounting Pronouncements.

See Note 1, Recently Issued Accounting Pronouncements, of the Notes to the accompanying interim financial statements, included in Item 1 of this report, for recently issued accounting pronouncements.

Plan of Operation

Since acquiring the technology license described above, our management has expended significant time seeking sources of capital to implement its business plan, which is primarily designed to exploit the licensed technology throughout the United States and Canada for commercial gain. In addition, we have acquired technology rights to an additional territory for the licensed technology through Pavana Power Corporation, a Nevada corporation, a wholly-owned subsidiary that was organized on April 21, 2011.. There is no assurance that the Registrant will be successful in raising capital or closing any such merger or acquisition transactions.

Results of Operations

Three Months Ended March 31, 2016, compared to the Three Months Ended March 31, 2015

Assets

Licensed technology assets, net of amortization, were unchanged at $200

Revenues

We did not generate any operating revenues in the three months ended March 31, 2016.

Costs and Expenses

Amortization of Acquired Technology

There was no amortization of our technology assets during the three months ended March 31, 2016, as compared to $-0- during the comparable period in 2015.

General and Administrative

Operating expenses decreased to $12,392 during the three months ended March 31, 2016, as compared to $-0- during the comparable period in 2015. This increase was primarily due to an increase in administrative and regulatory filing expenses.

Liquidity and Capital Resources

Cash and cash equivalents were $1,937 at March 31, 2016, compared to $2,237 at December 31, 2015.

Net cash used in operating activities was $650 for the three months ended March 31, 2016 compared to $-0- during the comparable period in 2015.

We generated $18,674 from financing activities during the three months ended March 31, 2016 relatively compared to $-0-during the comparable period in 2015 due to additional funding by a shareholder.

We are a development stage company and have not generated any operating revenues as of March 31, 2016. In addition, we will continue to incur net losses and cash flow deficiencies from operating activities for the foreseeable future.

Based on its cash flow projections, we will need additional financing to carry out its planned business activities and complete its plan of operations through December 31, 2016. At the Company’s present level of activities, the Company’s cash and cash equivalents are considered insufficient and this draws a substantial doubt as to the Company’s ability to continue as a going concern.

Much of our ability to raise additional capital or secure a strategic collaboration for the financing of our continued operations and product development will depend substantially on the successful outcome of our efforts to negotiate joint venture with wind power industry participants, the results of which will not be available until sometime later in the current fiscal year. We are also currently seeking to raise funds through corporate collaboration and sub-licensing arrangements in connection with its ongoing and long-term operations. Management does not know whether additional financing will be available when needed or, if available, will be on acceptable or favorable terms to it or its stockholders.

The Company’s independent registered public accounting firm expressed substantial doubt about the Company’s ability to continue as a going concern in the audit report on the Company’s audited financial statements for the fiscal year ended December 31, 2015 included in the 2015 10-K and in the footnotes to these unaudited financial statements for the quarter ended March 31, 2016.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not required under Regulation S-K for “smaller reporting companies.”

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

As of March 31, 2016, the Registrant carried out an evaluation of the effectiveness of the Registrant’s disclosure controls and procedures (as defined by Rule 13a-15(e) under the Securities Exchange Act of 1934) under the supervision and with the participation of the Registrant’s chief executive and chief financial officer. Based on and as of the date of such evaluation, the aforementioned officer has concluded that the Registrant’s disclosure controls and procedures were not effective.

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

Changes In Internal Control Over Financial Reporting

During the interim period ended March 31, 2016, there were no changes to this system of internal controls or in other factors that could significantly affect those controls.

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

FIRST NATIONAL ENERGY CORPORATION HAS INCURRED OPERATING LOSSES SINCE INCEPTION.

Since its inception in 2000, the Company has incurred losses every quarter. The extent of the Company’s future operating losses and the timing of profitability are highly uncertain, and it may never achieve or sustain profitability. The Company has incurred a net loss for the Three months ended March 31, 2016 of $12,392. At March 31, 2016, the Company had an accumulated deficit from inception of $890,558. The Company anticipates that it will continue to incur operating losses for the foreseeable future and it is possible that the Company will never generate substantial revenues from its products.

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

RISKS RELATED TO CAPITAL STRUCTURE

THERE IS NO ASSURANCE OF AN ESTABLISHED PUBLIC TRADING MARKET.

Although the Company’s common stock is quoted on the OTC Pink Sheets, a regular trading market for the securities may not be sustained in the future. The OTC Pink Sheets is an inter-dealer, over-the-counter market that provides significantly less liquidity than other exchanges. Quotes for stocks included on the OTC Pink Sheets are not listed in the financial sections of newspapers as are those for other major exchanges. Therefore, prices for securities traded solely on the OTC Pink Sheets may be difficult to obtain and holders of common stock may be unable to resell their securities at or near their original offering price or at any price. Market prices for the Company’s common stock will be influenced by a number of factors, including:

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

Section 15(g) of the Exchange Act and Rule 15g-2 promulgated thereunder by the SEC require broker-dealers dealing in penny stocks to provide potential investors with a document disclosing the risks of penny stocks and to obtain a manually signed and dated written receipt of the document before effecting any transaction in a penny stock for the investor’s account.

Potential investors in the Company’s common stock are urged to obtain and read such disclosure carefully before purchasing any shares that are deemed to be “penny stock.” Moreover, Rule 15g-9 requires broker-dealers in penny stocks to approve the account of any investor for transactions in such stocks before selling any penny stock to that investor. This procedure requires the broker-dealer to (i) obtain from the investor information concerning his or her financial situation, investment experience and investment objectives; (ii) reasonably determine, based on that information, that transactions in penny stocks are suitable for the investor and that the investor has sufficient knowledge and experience as to be reasonably capable of evaluating the risks of penny stock transactions; (iii) provide the investor with a written statement setting forth the basis on which the broker-dealer made the determination in (ii) above; and (iv) receive a signed and dated copy of such statement from the investor, confirming that it accurately reflects the investor’s financial situation, investment experience and investment objectives. Compliance with these requirements may make it more difficult for holders of the Company’s common stock to resell their shares to third parties or to otherwise dispose of them in the market or otherwise.

FOLLOWING THE COMPANY’S TECHNOLOGY LICENSE TRANSACTION, THE PRINCIPAL SHAREHOLDERS OF THE LICENSOR HAVE SIGNIFICANT INFLUENCE OVER THE COMPANY.

The officers, directors and insiders of the Company beneficially own, in the aggregate, 86.42% of the Company’s outstanding voting stock. As a result, the principal shareholders of Boreas Research Corporation, the Company’s technology licensor, will possess significant influence over the Company, giving them the ability, among other things, to elect a majority of the Company’s Board of Directors and to approve significant corporate transactions. Such stock ownership and control may also have the effect of delaying or preventing a future change in control of the Company, impeding an acquisition, consolidation, takeover or other business combination or discourage a potential acquirer from making a tender offer or otherwise attempting to obtain control of the Company.

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

Item 3. Defaults Upon Senior Securities. Not Applicable.

There were no defaults upon senior securities during the period ended March 31, 2016.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit No.	Document

2.1 (7)	Memorandum of Understanding between First National Energy Corporation and Serge Bolotov, dated February 3, 2016, accepted as binding February 5, 2016.

3.1(1)	Articles of Incorporation

3.2 (4)	Articles of Incorporation (Nevada)

3.2(1)	Bylaws

4.1(2)	2005 Stock Incentive Plan For Employees And Consultants (2)

4.2(8)	2016 Omnibus Equity Compensation Plan

10.1(3)	Letter of Intent with Boreas Research Corporation, dated April 17, 2009

10.2(4)	First Amendment Of Technology License And Stock Purchase Agreement with Boreas Research Corporation, dated May 14, 2009

10.3(5)	Novation Agreement with Boreas Research Corporation, dated April 18, 2011.

14.1 (6)	Financial Code of Ethics

31.1*	Sect. 302 Certification Statement of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Sect. 302 Certification Statement of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 Sect.

32.1*	Sect. 906 Certification Statement of the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act Of 2002

32.2*	Sect. 906 Certification Statement of the Principal Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act Of 2002

(1)	Incorporated by reference to the Company’s Form SB-2 filed on June 8, 2001.
(2)	Incorporated by reference to the Company’s Form S-8, filed April 11, 2005.
(3)	Incorporated by reference to the Company’s Form 8-K, filed April 21, 2009.
(4)	Incorporated by reference to the Company’s Form 8-K, filed May 26, 2009.
(5)	Incorporated by reference to the Company’s Form 8-K, filed April 20, 2011.
(6)	Incorporated by reference to Exhibit 19 in the Company’s Form 10-K, filed March 16, 2012.
(7)	Incorporated by reference to the Company’s Form 8-K, filed February 16, 2016.
(8)	Incorporated by reference to the Company’s Form S-8, filed February 23, 2016.

* Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST NATIONAL ENERGY CORPORATION

Dated: May 16, 2016	/s/ Gregory Sheller
Gregory Sheller, Chief Executive Officer