Form 10-Q/A
period 2016-03-31
First National Energy Corp.
filed 2016-05-25
CIK 1142129

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

Amendment No. 1

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

Transitional Small Business Disclosure Format Yes [  ] No [X]

EXPLANATORY NOTE: This Amended Quarterly Report on Form 10-Q is being filed for the purpose of revising certain financial statement footnotes which were inadvertently omitted from the Form 10-Q filing, as the Company filed the Quarterly Report on Form 10-Q prior to the independent auditors completing their review. The Company has made these revisions and received confirmation of the completion of the review by the independent auditors. In all other material respects this Quarterly Report on Form 10-Q is unchanged from the Quarterly Report on Form 10-Q filed by the Company on May 16, 2016.

Index

First National Energy Corporation

Interim Consolidated Financial Statements

March 31, 2016

(Amounts expressed in US Dollars)

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

FIRST NATIONAL ENERGY CORPORATION

Interim Consolidated Balance Sheets

As of March 31, 2016 and December 31, 2015

(Amounts expressed in US Dollars)

	March 31 2016	December 31 2015
	(unaudited)	(audited)
	$	$
ASSETS
CURRENT ASSETS
Cash	1,287	1,937

Total Current Assets	1,287	1,937
LICENSE FOR TECHNOLOGY (Note 4)	200	200
INTANGIBLE (Note 5)	1	-

Total Assets	1,488	2,137

LIABILITIES
CURRENT LIABILITIES
Accounts payable and accrued liabilities	41,122	47,853
Loan payable to director (Note 7)	128,708	110,234
Loan payable to Boreas Research Corporation (Note 6)	540,000	540,000
	709,830	698,087

Going Concern (Note 2)
Related Party Transaction (Note 7)
Commitment (Note 10)

STOCKHOLDERS’ DEFICIENCY
Capital Stock ($.001 par value, 300,000,000 common shares authorized, 99,865,228 issued and outstanding as of March 31, 2016 and December 31, 2015	99,765	99,765
Additional paid-in Capital	103,329	103,329
Accummulated other comprehensive loss	(10)	(10)
Deficit Accumulated during the development stage	(911,479)	(899,087)
Non-controlling interest	53	53

Total FNEC Stockholders' Deficit	(708,342)	(695,950)

	(708,342)	(695,950)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY	1,488	2,137

The accompanying notes form an integral part of these Interim Consolidated Financial Statements

FIRST NATIONAL ENERGY CORPORATION

Interim Consolidated Statements of Operations and Comprehensive Loss

For the three months ended

(Amounts expressed in US Dollars)

	March 31, 2016	March 31, 2015
	(unaudited)	(unaudited)
	$	$
REVENUE	-	-

EXPENSES
General and administrative expenses	12,392	-
TOTAL OPERATING EXPENSES	12,392	-
LOSS BEFORE INCOME TAX	(12,392)	-
Income taxes	-	-
NET LOSS	(12,392)	-

Net loss attributable to non-controlling interest	-	-

Net loss attributable to FNEC Stockholders	(12,392)	-

Loss per share, basic and diluted	$(0.00)	$-

Weighted average common shares outstanding	99,865,228	99,865,228

COMPREHENSIVE LOSS
NET LOSS INCLUDING NONCONTROLLING INTEREST	(12,392)	-
Foreign exchange translation adjustment for the period	-	-

Other Comprehensive Loss	(12,392)	-

Comprehensive Loss attributable to non-controlling interest	-	-
Comprehensive Loss attributable to FNEC Stockholders	(12,392)	-

The accompanying notes form an integral part of these Interim Consolidated Financial Statements

FIRST NATIONAL ENERGY CORPORATION

Interim Consolidated Statements of Changes in Stockholders’ Deficiency

For the three months ended March 31, 2016 and the year ended December 31, 2015

(Amounts expressed in US Dollars)

	Common stock - number of shares	Common stock - dollar amount at par value	Additional paid-in capital	Accumulated Deficit	Accumulated other comprehensive loss	Non-controlling interests	Total stockholders' deficit
		$	$	$	$	$	$
Balance as of December 31, 2014 (audited)	99,865,228	99,765	103,329	(876,475)	(10)	53	(673,338)

Net Loss for the year	-	-	-	(22,612)	-	-	(22,612)

Balance as of December 31, 2015 (audited)	99,865,228	99,765	103,329	(899,087)	(10)	53	(695,950)

Net Loss for the Period	-	-	-	(12,392)	-	-	(12,392)

Balance as of March 31, 2016 (unaudited)	99,865,228	99,765	103,329	(911,479)	(10)	53	(708,342)

The accompanying notes form an integral part of these Interim Consolidated Financial Statements

FIRST NATIONAL ENERGY CORPORATION

Interim Consolidated Statements of Cash Flows

For the three months ended

(Amounts expressed in US Dollars)

	March 31, 2016	March 31, 2015
	(unaudited)	(unaudited)
	$	$
CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	(12,392)	-
Adjustments for items not affecting cash
Increase in accounts payable and accrued liabilities	(6,731)	-

Net cash used in operating activities	(19,123)	-

CASH FLOWS FROM FINANCING ACTIVITIES

Loan from Director	18,474	-
Purchase of Intangible (Note 5)	(1)	-

Net cash provided by financing activities	18,473	-

NET INCREASE (DECREASE) IN CASH	(650)	-

Cash, beginning of period	1,937	2,237

CASH, END OF PERIOD	1,287	2,237

SUPPLEMENTARY DISCLOSURE

INCOME TAXES PAID
	-	-
INTEREST PAID
	-	-

The accompanying notes form an integral part of these Interim Consolidated Financial Statements

First National Energy Corporation

Condensed notes to Interim Consolidated Financial Statements

March 31, 2016

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

In exchange for the Company acquiring the technology license from Boreas at the Closing pursuant to the Agreement (as amended by the Amendment), the Stockholders of Boreas received an aggregate of 98,800,000 new restricted and unregistered common shares of the Company’s common stock. Accordingly, the Boreas stockholders now own 99.13% of the Company’s 99,665,228 outstanding shares. No finder’s fees were paid or consulting agreements entered into by the Company in connection with the transaction.

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

First National Energy Corporation

Condensed notes to Interim Consolidated Financial Statements

March 31, 2016

(Amounts expressed in US Dollars)

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

c) Further Purchase of Technology License from Pavana

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

First National Energy Corporation

Condensed notes to Interim Consolidated Financial Statements

March 31, 2016

(Amounts expressed in US Dollars)

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

b) 2016 Omnibus Equity Compensation Plan

On February 1, 2016, the Board of Directors approved the 2016 Omnibus Equity Compensation Plan (“Stock Option Plan”) for employees and non-employees. The Stock Option Plan reserves up to five million shares of common stock for issuance.

All awards granted to employees and non-employees after February 1, 2016 are valued at fair value by using the Black-Scholes option pricing model and recognized on a straight line basis over the service periods of each award. The Company accounts for equity instruments issued in exchange for the receipt of goods or services from other than employees using the estimated fair market value of the consideration received or the estimated fair value of the equity instruments issued, whichever is more reliably measurable. The value of equity instruments issued for consideration other than employee services is determined on the earlier of a performance commitment or completion of performance by the provider of goods or services.

If there is a modification of the terms of an award, either by repricing or extending the expiry of the award, the award is re-measured. If the modification results in an increase in the fair value of the new award as compared to the old award immediately prior to the modification, the excess fair value is recognized as compensation expense.

As of March 31, 2016, there was $nil of recognized expense related to non-vested stock-based compensation arrangements granted.

4. LICENSES FOR TECHNOLOGY

	2016			2015
	Cost	Accumulated Amortization	Net Book Value	Net Book Value

North American Technology License	$100	$-	$100	$100
Indian Technology License	100	-	100	100
	$200	$-	$200	$200

5. INTANGIBLE ASSET

Effective February 16, 2016, the Company acquired VAWT/VRTB/Bolotov Rotor wind turbine technology (“Technology”) from Bolotov and affiliates (“Serge Bolotov”). The technical and intellectual property were designed, patented, developed and manufactured by Serge Bolotov.

The Company valued this technology under the guidance of ASC 350. The purchase consideration is based on the future economic viability of this intellectual property which on the date of acquisition cannot be measured reliably. In accordance with ASC 350, because there are no upfront cash consideration for this intellectual property, hence the Company has recorded the technology at a nominal value of $1.

The future compensation to Serge Bolotov consists of;

●	10% of all royalties for all revenues generated by sale of this technology.

●	A purchase bonus of $1,000,000 to be paid out of 11% of the net profits from the intellectual property.
(See also note 10 (b))

First National Energy Corporation

Condensed notes to Interim Consolidated Financial Statements

March 31, 2016

(Amounts expressed in US Dollars)

6. LOAN PAYABLE TO RELATED PARTY

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

7. RELATED PARTY TRANSACTIONS

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

A director of the Company has advanced monies to the Company to pay certain expenses. The advances are non-interest bearing and are due on demand. The amount owing to the director was $128,708 ($110,234 – 2015).

8. SEGMENTED INFORMATION

The Company, after reviewing its operating systems, has determined that it has no reportable segment and geographic segment. The Company’s operations are all related to the provision of wind-driven solutions for power generation. All assets of the business are located in the United States of America.

9. FAIR VALUE MEASUREMENTS

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

First National Energy Corporation

Condensed notes to Interim Consolidated Financial Statements

March 31, 2016

(Amounts expressed in US Dollars)

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

10. COMMITMENT

a)	Pursuant to Note 1 (c), under the Technology License purchased by Pavana, the Company has a commitment for royalties at the rate of 5% for all revenues derived by Pavana using this technology.

b)	Pursuant to the purchase of intellectual property from Serge Bolotov, the Company has a commitment for royalties at the rate of 10% for all revenues generated by the sale of this technology and a purchase bonus of $1,000,000 to be paid out of 11% of the net profits from the intellectual property.

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

Business of Issuer

Since acquiring the technology license described above, our management has expended significant time seeking sources of capital to implement our business plan, which is primarily designed to exploit the licensed technology throughout the United States and Canada for commercial gain. In addition, we have acquired technology rights to an additional territory for the licensed technology. Management is also evaluating other alternatives in order to improve our financial condition, including merger and acquisition opportunities. There is no assurance that we will be successful in raising capital or closing any such merger or acquisition transactions.

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

Critical Accounting Policies and Estimates

The interim consolidated financial statements of our company are prepared in accordance with accounting principles generally accepted in the United States of America. The amounts of assets, liabilities, revenues and expenses reported in our interim consolidated financial statements are affected by accounting policies, estimates and assumptions that are necessary to comply with generally accepted accounting principles. Estimates used in the interim consolidated financial statements are derived from prior experience, statistical analysis and professional judgments. Actual results may differ significantly from these estimates and assumptions.

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

Results of Operations

Three Months Ended March 31, 2016, compared to the Three Months Ended March 31, 2015

Assets

Cash with a balance of $1,287

Licensed technology assets, net of amortization, were unchanged at $200

Intangible recognized at a nominal amount of $1

Revenues

We did not generate any operating revenues in the three months ended March 31, 2016.

Costs and Expenses

Amortization of Acquired Technology

There was no amortization of our technology assets during the three months ended March 31, 2016, as compared to $-0- during the comparable period in 2015.

General and Administrative

Operating expenses increased to $12,392 during the three months ended March 31, 2016, as compared to $-0- during the comparable period in 2015. This increase was primarily due to an increase in administrative and regulatory filing expenses.

Liquidity and Capital Resources

Cash and cash equivalents were $1,287 at March 31, 2016, compared to $1,937 at December 31, 2015.

Net cash used in operating activities was $19,123 for the three months ended March 31, 2016 compared to $-0- during the comparable period in 2015.

We generated $18,473 from financing activities during the three months ended March 31, 2016 relatively compared to $-0-during the comparable period in 2015 due to additional funding by a director.

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

FIRST NATIONAL ENERGY CORPORATION

Dated: May 24, 2016	/s/ Gregory Sheller
Gregory Sheller, Chief Executive Officer