Form 10-Q
period 2016-06-30
First National Energy Corp.
filed 2016-08-19
CIK 1142129

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

or

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to ________________.

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

As of August 15, 2016, there were 99,865,228 common shares issued and outstanding.

Transitional Small Business Disclosure Format Yes [  ] No [X]

First National Energy Corporation

Interim Consolidated Financial Statements

June 30, 2016

(Amounts expressed in US Dollars)

FIRST NATIONAL ENERGY CORPORATION

Interim Consolidated Balance Sheets

As of June 30, 2016 and December 31, 2015

(Amounts expressed in US Dollars)

	June 30, 2016	December 31, 2015
	(unaudited)	(audited)
	$	$
ASSETS
CURRENT ASSETS
Cash	1,059	1,937

Total Current Assets	1,059	1,937
LICENSE FOR TECHNOLOGY (Note 4)	200	200
INTANGIBLE (Note 5)	1	-

Total Assets	1,260	2,137

LIABILITIES
CURRENT LIABILITIES
Accounts payable and accrued liabilities	21,269	47,853
Loan payable to director (Note 7)	119,917	110,234
Loan payable to Boreas Research Corporation (Note 6)	540,000	540,000
	681,185	698,087

Going Concern (Note 2)
Related Party Transaction (Note 7)
Commitment (Note 10)

STOCKHOLDERS’ DEFICIENCY
Capital Stock ($.001 par value, 300,000,000 common shares authorized, 99,865,228 issued and outstanding as of June 30, 2016 and December 31, 2015)	99,765	99,765
Additional paid-in Capital	103,329	103,329
Accummulated other comprehensive loss	(10)	(10)
Deficit Accumulated during the development stage	(883,062)	(899,087)
Non-controlling interest	53	53

Total FNEC Stockholders’ Deficit	(679,925)	(695,950)

	(679,925)	(695,950)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIENCY	1,260	2,137

The accompanying notes form an integral part of these Interim Consolidated Financial Statements

FIRST NATIONAL ENERGY CORPORATION

Interim Consolidated Statements of Operations and Comprehensive Income

For the six months and three months ended

(Amounts expressed in US Dollars)

	6 Months Ended June 30		3 Months Ended June 30
	2016	2015	2016	2015
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
	$	$	$	$
REVENUE	-	-	-	-

EXPENSES
General and administrative expenses	(16,025)	-	(28,417)	-
TOTAL OPERATING EXPENSES	(16,025)	-	(28,417)	-
INCOME BEFORE INCOME TAX	16,025	-	28,417	-
Income taxes	-	-	-	-
NET INCOME	16,025	-	28,417	-

Net income attributable to non-controlling interest	-	-	-	-

Net income attributable to FNEC Stockholders	16,025	-	28,417	-

Earnings per share, basic and diluted	$0.00	$-	$0.00	$-

Weighted average common shares outstanding	99,865,228	99,865,228	99,865,228	99,865,228

COMPREHENSIVE INCOME
NET INCOME INCLUDING NONCONTROLLING INTEREST	16,025	-	28,417	-
Foreign exchange translation adjustment for the period	-	-	-	-

Other Comprehensive Income	16,025	-	28,417	-

Comprehensive Income attributable to non-controlling interest	-	-	-	-
Comprehensive Income attributable to FNEC Stockholders	16,025	-	28,417	-

The accompanying notes form an integral part of these Interim Consolidated Financial Statements

FIRST NATIONAL ENERGY CORPORATION

Interim Consolidated Statements of Cash Flows

For the six months and three months ended

(Amounts expressed in US Dollars)

	June 30, 2016	June 30, 2015
	(unaudited)	(unaudited)
	$	$
CASH FLOWS FROM OPERATING ACTIVITIES

Net income	16,025	-
Adjustments for items not affecting cash
Decrease in accounts payable and accrued liabilities	(26,584)	-

Net cash used in operating activities	(10,560)	-

CASH FLOWS FROM FINANCING ACTIVITIES

Loan from Director	9,683	-
Purchase of Intangible (Note 5)	(1)	-

Net cash provided by financing activities	9,682	-

NET INCREASE (DECREASE) IN CASH	(878)	-

Cash, beginning of period	1,937	2,237

CASH, END OF PERIOD	1,059	2,237

SUPPLEMENTARY DISCLOSURE

INCOME TAXES PAID
	-	-
INTEREST PAID
	-	-

The accompanying notes form an integral part of these Interim Consolidated Financial Statements

FIRST NATIONAL ENERGY CORPORATION

Interim Consolidated Statements of Changes in Stockholders’ Deficiency

For the six months ended June 30, 2016 and the year ended December 31, 2015

(Amounts expressed in US Dollars)

	Common stock - number of shares	Common stock - dollar amount at par value	Additional paid-in capital	Accumulated Deficit	Accumulated other comprehensive loss	Non-controlling interests	Total stockholders’ deficit
		$	$	$	$	$	$

Balance as of December 31, 2014 (audited)	99,865,228	99,765	103,329	(876,475)	(10)	53	(673,338)

Net Loss for the year	-	-	-	(22,612)	-	-	(22,612)

Balance as of December 31, 2015 (audited)	99,865,228	99,765	103,329	(899,087)	(10)	53	(695,950)

Net Income for the Period	-	-	-	16,025	-	-	16,025

Balance as of June 30, 2016 (unaudited)	99,865,228	99,765	103,329	(883,062)	(10)	53	(679,925)

The accompanying notes form an integral part of these Interim Consolidated Financial Statements

First National Energy Corporation

Condensed Notes to the Interim Consolidated Financial Statements

June 30, 2016

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

On April 20, 2009, the Company entered into a preliminary letter of intent with Boreas Research Corporation (“Boreas”), a Florida corporation, pursuant to which the Company would acquire a territorial license to Supplemental Wind Energy Generator (“SWEG”) and certain rights in alternative energy technology of Boreas, in exchange for a quantity of newly issued common shares of the Company. The letter of intent was superseded by a Technology License and Stock Purchase Agreement (the “Agreement”) between the Company and Boreas that was consummated on May 25, 2009 (the “Closing”), at which time the Company issued to the stockholders of Boreas 98,800,000 restricted and unregistered common shares of the Company and agreed to pay certain future royalties to Boreas from net revenues realized by the Company from the technology license. The consideration issued in the transaction was determined as a result of arm’s-length negotiations between the parties.

The preliminary letter of intent was disclosed by the Company on Form 8-K to the Securities and Exchange Commission (“SEC”) on April 21, 2009, and the Agreement was annexed to an information statement on Form 14-C filed with the SEC in preliminary and definitive forms on April 22, 2009 and May 4, 2009, respectively. The definitive information statement was mailed to the Stockholders of the Company on May 4, 2009. The Company obtained written consent to the Agreement and the transaction from the holders of 55.82% of its issued and outstanding shares of common stock in lieu of a meeting of stockholders.

On May 14, 2009, the Company and Boreas amended the Agreement by making and entering into a First Amendment of Technology License and Stock Purchase Agreement (the “Amendment”), pursuant to which (1) Boreas elected, as authorized by the Agreement, to cause the restricted and unregistered common shares of the Company due to Boreas at the Closing to be issued to the stockholders of Boreas, and (2) the Company and Boreas agreed to reduce the number of restricted and unregistered common shares of the Company to be issued at the closing of the transaction, from 98,915,000 shares to 98,800,000 shares.

In exchange for the Company acquiring the technology license from Boreas at the Closing pursuant to the Agreement, as subsequently amended, the stockholders of Boreas received an aggregate of 98,800,000 restricted and unregistered common shares of the Company’s common stock.. No finder’s fees were paid or consulting agreements entered into by the Company in connection with the transaction.

First National Energy Corporation

Condensed Notes to the Interim Consolidated Financial Statements

June 30, 2016

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

On April 18, 2011, the Company entered into a Novation Agreement (the "Novation") with all of the stockholders of Boreas, revising the structure of the May 25, 2009 transaction. The Novation amended the Technology License and Stock Purchase Agreement (the “Original Agreement”) to substitute the stockholders of Boreas as the licensor under the Original Agreement.

Accordingly, as of June 30, 2016, the Boreas stockholders own 99.13% of the Company’s 99,665,228 outstanding shares .

c)	Further Purchase of Technology License from Pavana

On March 22, 2010, Pavana Power Corporation (“Pavana”), a Nevada corporation, the Company’s 99.9% owned subsidiary, acquired an exclusive territorial 25 year license for the Republic of India (“India”), from Boreas, pursuant to which the Company’s subsidiary acquired technology rights for India in the technology of Boreas that maximizes the energy productivity of existing wind turbines by capturing energy that flows through and underneath existing wind turbine systems. The consideration due from the Company’s subsidiary to Boreas for the license is a deferred cash payment of $600,000, and a future royalty equal to 5% of the subsidiary’s “EBITDA” (earnings before interest, taxes, depreciation and amortization) from exploitation of the acquired license.

The transaction between related corporations was valued at the amount of the monetary consideration that was provided to Boreas.

2. GOING CONCERN

The Company’s interim consolidated financial statements are prepared using accounting principles generally accepted in the United States of America and applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company has not generated any revenues from its planned principal operations through June 30, 2016 and has recorded losses since inception, has negative working capital, has yet to achieve profitable operations and expects further losses in the development of its business. There can be no assurance that the Company will have adequate capital resources to fund planned operations or that any additional funds will be available to the Company when needed, or if available, will be available on favorable terms in the amounts required by the Company. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The interim consolidated financial statements do not include any adjustments that might result from this uncertainty.

First National Energy Corporation

Condensed Notes to the Interim Consolidated Financial Statements

June 30, 2016

(Amounts expressed in US Dollars)

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

The unaudited interim consolidated financial statements should be read in conjunction with the financial statements and Notes thereto together with management’s discussion and analysis of financial condition and results of operations contained in the Company’s annual report on Form 10-K for the year ended December 31, 2015. In the opinion of management, the accompanying interim consolidated financial statements reflect all adjustments of a normal recurring nature considered necessary to fairly state the financial position of the Company at June 30, 2016, the results of its operations for the three months ended June 30, 2016 and 2015, and its cash flows for the three months ended June 30, 2016 and 2015. In addition, some of the Company’s statements in its quarterly report on Form 10-Q may be considered forward-looking and involve risks and uncertainties that could significantly impact expected results. The results of operations for the three months ended June 30, 2016 are not necessarily indicative of results to be expected for the full year.

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

First National Energy Corporation

Condensed Notes to the Interim Consolidated Financial Statements

June 30, 2016

(Amounts expressed in US Dollars)

As of June 30, 2016, there was $nil of recognized expense related to non-vested stock-based compensation arrangements granted.

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

(See also note 10 (b))

In the event the Company or a related or assigned party does not use the assets transferred in the transaction within a period of 3 years from either the date the memorandum is accepted as a final agreement or the date of a Definitive Agreement, the Bolotov will have the right, but not the obligation, to purchase all unused assets, following ten (10) days written notice to the Company or a related or assigned party for the amount of US $5,000

6.	LOAN PAYABLE TO RELATED PARTY

On March 22, 2010, the Company acquired an exclusive territorial 25 year SWEG Technology license for India, from Boreas. The stockholders of Boreas hold a controlling interest in the Company. The technology of Boreas maximizes the energy productivity of existing wind turbines by capturing energy that flows through and underneath existing wind turbine systems. The consideration due from the Company to Boreas for the license was a deferred cash payment of $600,000, and a future royalty equal to 5% of the subsidiary’s “EBITDA” (earnings before interest, taxes, depreciation and amortization) from exploitation of the acquired license.

On November 8, 2010, Pavana Power Corporation paid Boreas $60,000 as a payment due under the India technology license agreement, leaving a balance of cash consideration due of $540,000. The remaining debt is non-interest bearing and is due on demand.

First National Energy Corporation

Condensed Notes to the Interim Consolidated Financial Statements

June 30, 2016

(Amounts expressed in US Dollars)

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

A director of the Company has advanced monies to the Company to pay certain expenses. The advances are non-interest bearing and are due on demand. The amount owing to the director was $119,917 ($110,234 – 2015).

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

At June 30, 2016, the only asset measured at fair value using level 1 of the three fair value hierarchy tiers described above was cash of $1,059 ($1,937 – 2015) and accounts payable and accrued liabilities of $21,269 ($47,853 – 2015), loan payable to director and loan payable to related party are measured using amortized cost at level 2. The Company did not have any fair value assets or liabilities classified as level 3.

First National Energy Corporation

Condensed Notes to the Interim Consolidated Financial Statements

June 30, 2016

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

c)	Following completion of sufficient funding of the Company or related or assigned party, the following shall occur

a.	Serge Bolotov will be paid the sum of Cdn $8,000 per month in cash or shares, as long as Bolotov is needed to consult with the Company or a related or assigned party

b.	The Company or related or assigned party will provide research and development facility with support staff.

d)

The Company or a related or assigned party will act to appoint Serge Bolotov as a member of the Board of Directors. Upon successful appointment to the Board, the Company or a related or assigned party will issue Bolotov 100,000 common shares in consideration for his Board of Director appointment.

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

Unless otherwise indicated or the context otherwise requires, all references in this Form 10-Q to “we,” “us,” “our,” “our company,” “First National Energy Corporation.” or the “Company” refer to First National Energy Corporation.

Description of Business

Business Development

We were incorporated as Capstone International Corporation on November 16, 2000, in the state of Delaware, and our shares were registered with the Securities and Exchange Commission on Form SB-2 as SEC File No. 333-62588, filed on June 8, 2001. Our name was changed to “First National Power Corporation” on January 28, 2004, and was changed again to “First National Energy Corporation” on February 12, 2009, at which time we affected a reverse stock split, adopted a holding company structure, and relocated our corporate charter from Delaware to Nevada as part of the reorganization described in the next succeeding paragraph.

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

Results of Operations

Three Months Ended June 30, 2016, compared to the Three Months Ended June 30, 2015

Assets

We had a cash balance of $1,059.

Licensed technology assets, net of amortization, were unchanged at $200

Intangible assets were recognized at a nominal amount of $1.00.

Revenues

We did not generate any operating revenues in the three months ended June 30, 2016.

Costs and Expenses

Amortization of Acquired Technology

There was no amortization of our technology assets during the three months ended June 30, 2016, as compared to $-0- during the comparable period in 2015.

Operating Expenses

We reported a net income of $28,417 during the three months ended June 30, 2016, as compared to $-0- during the comparable period in 2015.

Six Months Ended June 30, 2016, compared to the Six Months Ended June 30, 2015

Assets

We had a cash balance of $1,059.

Licensed technology assets, net of amortization, were unchanged at $200

Intangible assets were recognized at a nominal amount of $1.00.

Revenues

We did not generate any operating revenues in the three months ended June 30, 2016.

Costs and Expenses

Amortization of Acquired Technology

There was no amortization of our technology assets during the three months ended June 30, 2016, as compared to $-0- during the comparable period in 2015.

Operating Expenses

We reported a net income of $16,025 during the three months ended June 30, 2016, as compared to $-0- during the comparable period in 2015.

Liquidity and Capital Resources

Cash and cash equivalents were $1,059 at June 30, 2016, compared to $1,937 at December 31, 2015.

Net cash used in operating activities was $10,560 for the six months ended June 30, 2016 compared to $-0- during the comparable period in 2015.

We generated $9,682 from financing activities during the three months ended June 30, 2016 relatively compared to $-0-during the comparable period in 2015 due to additional funding by a shareholder.

We are a development stage company and have not generated any operating revenues as of June 30, 2016. In addition, we will continue to incur net losses and cash flow deficiencies from operating activities for the foreseeable future.

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

The Company’s independent registered public accounting firm expressed substantial doubt about the Company’s ability to continue as a going concern in the audit report on the Company’s audited financial statements for the fiscal year ended December 31, 2015 included in the 2015 Form 10-K and in the footnotes to these unaudited financial statements for the quarter ended June 30, 2016.

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

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

As of June 30, 2016, the Registrant carried out an evaluation of the effectiveness of the Registrant’s disclosure controls and procedures (as defined by Rule 13a-15(e) under the Securities Exchange Act of 1934) under the supervision and with the participation of the Registrant’s chief executive and chief financial officer. Based on and as of the date of such evaluation, the aforementioned officer has concluded that the Registrant’s disclosure controls and procedures were not effective.

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

Changes In Internal Control Over Financial Reporting

During the interim period ended June 30, 2016, there were no changes to this system of internal controls or in other factors that could significantly affect those controls.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

The Registrant is not a party to any pending or threatened legal proceedings.

Item 1A. Risk Factors

Not required under Regulation S-K for “smaller reporting companies.”

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The Registrant has not sold any unregistered equity securities during the period covered by this report.

Item 3. Defaults Upon Senior Securities. Not Applicable.

There were no defaults upon senior securities during the period ended June 30, 2016.

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

FIRST NATIONAL ENERGY CORPORATION

Dated: August 19, 2016	/s/ Gregory Sheller
Gregory Sheller, Chief Executive Officer