Form 10-Q
period 2016-09-30
First National Energy Corp.
filed 2016-12-21
CIK 1142129

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

or

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

As of September 30, 2016, there were 99,865,228 common shares issued and outstanding.

Transitional Small Business Disclosure Format Yes [  ] No [X]

First National Energy Corporation

Interim Consolidated Financial Statements

September 30, 2016

(Amounts expressed in US Dollars)

(unaudited)

Index

Page

Interim Consolidated Balance Sheets as at September 30, 2016 (unaudited) and December 31, 2015	1

Interim Consolidated Statements of Operations and Comprehensive Income (Loss) for the nine months and three months ended September 30, 2016 (unaudited) and September 30, 2015 (unaudited)	2

Interim Consolidated Statements of Cash Flows for the nine months ended September 30, 2016 (unaudited) and September 30, 2015 (unaudited)	3

Interim Consolidated Statements of Stockholders’ Deficiency for the nine months ended September 30, 2016 (unaudited) and year ended December 31, 2015	4

Condensed notes to Interim (unaudited) Consolidated Financial Statements	5-11

FIRST NATIONAL ENERGY CORPORATION

Interim Consolidated Balance Sheets

As of September 30, 2016 and December 31, 2015

(Amounts expressed in US Dollars)

	September 30, 2016	December 31, 2015
	(unaudited)	(audited)
	$	$
ASSETS
CURRENT ASSETS
Cash	1,059	1,937

Total Current Assets	1,059	1,937
LICENSES FOR TECHNOLOGY (Note 4)	200	200
INTANGIBLE ASSET (Note 5)	1	-

Total Assets	1,260	2,137

LIABILITIES
CURRENT LIABILITIES
Accounts payable and accrued liabilities	21,269	47,853
Loan payable to director (Note 7)	119,917	110,234
Loan payable to Boreas Research Corporation (Note 6)	540,000	540,000
	681,186	698,087

Going Concern (Note 2)
Related Party Transactions (Note 7)
Commitment (Note 10)

STOCKHOLDERS’ DEFICIENCY
Capital Stock ($.001 par value, 300,000,000 common shares authorized, 99,865,228 issued and outstanding as of September 30, 2016 and December 31, 2015	99,765	99,765
Additional paid-in Capital	103,329	103,329
Accumulated other comprehensive loss	(10)	(10)
Deficit Accumulated during the development stage	(883,063)	(899,087)
Non-controlling interest	53	53

Total FNEC Stockholders’ Deficit	(679,926)	(695,950)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIENCY	1,260	2,137

The accompanying notes form an integral part of these Interim Consolidated Financial Statements.

FIRST NATIONAL ENERGY CORPORATION

Interim Consolidated Statements of Operations and Comprehensive Income (Loss)

For the nine months and three months ended

(Amounts expressed in US Dollars)

	9 Months Ended September 30		3 Months Ended September 30
	2016	2015	2016	2015
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
	$	$	$	$
REVENUE	-	-	-	-

EXPENSES
General and administrative expenses	(16,024)	-	-	-
TOTAL OPERATING EXPENSES	(16,024)	-	-	-
INCOME (LOSS) BEFORE INCOME TAX	16,024	-	-	-
Income taxes	-	-	-	-
NET INCOME (LOSS)	16,025	-	-	-

Net income (loss) attributable to non-controlling interest	-	-	-	-

Net income (loss) attributable to FNEC Stockholders	16,024	-	-	-

Earnings per share, basic and diluted	$0.00	$-	$-	$-

Weighted average common shares outstanding	99,865,228	99,865,228	99,865,228	99,865,228

COMPREHENSIVE INCOME (LOSS)
NET INCOME (LOSS) INCLUDING NONCONTROLLING INTEREST	16,024	-	-	-
Foreign exchange translation adjustment for the period	-	-	-	-

Other Comprehensive Income (Loss)	16,024	-	-	-

Comprehensive Income (Loss) attributable to non-controlling interest	-	-	-	-
Comprehensive Income (Loss) attributable to FNEC Stockholders	16,024	-	-	-

The accompanying notes form an integral part of these Interim Consolidated Financial Statements.

FIRST NATIONAL ENERGY CORPORATION

Interim Consolidated Statements of Cash Flows

For the nine months ended

(Amounts expressed in US Dollars)

	September 30, 2016	September 30, 2015
	(unaudited)	(unaudited)
	$	$
CASH FLOWS FROM OPERATING ACTIVITIES

Net income	16,024	-
Adjustments for items not affecting cash
Decrease in accounts payable and accrued liabilities	(26,584)	-

Net cash used in operating activities	(10,560)	-

CASH FLOWS FROM FINANCING ACTIVITIES

Loan from Director	9,683	-
Purchase of Intangible (Note 5)	(1)	-

Net cash provided by financing activities	9,682	-

NET INCREASE (DECREASE) IN CASH	(878)	-

Cash, beginning of period	1,937	2,237

CASH, END OF PERIOD	1,059	2,237

SUPPLEMENTARY DISCLOSURE

INCOME TAXES PAID	-	-

INTEREST PAID	-	-

The accompanying notes form an integral part of these Interim Consolidated Financial Statements.

FIRST NATIONAL ENERGY CORPORATION

Interim Consolidated Statements of Changes in Stockholders’ Deficiency

For the nine months ended September 30, 2016 and the year ended December 31, 2015

(Amounts expressed in US Dollars)

	Common stock - number of shares	Common stock - dollar amount at par value	Additional paid-in capital	Accumulated Deficit	Accumulated other comprehensive loss	Non- controlling interests	Total stockholders’ deficit
		$	$	$	$	$	$

Balance as of December 31, 2014 (audited)	99,865,228	99,765	103,329	(876,475)	(10)	53	(673,338)

Net Loss for the year	-	-	-	(22,612)	-	-	(22,612)

Balance as of December 31, 2015 (audited)	99,865,228	99,765	103,329	(899,087)	(10)	53	(695,950)

Net Income for the Period	-	-	-	16,024	-	-	16,024

Balance as of September 30, 2016 (unaudited)	99,865,228	99,765	103,329	(883,063)	(10)	53	(679,926)

The accompanying notes form an integral part of these Interim Consolidated Financial Statements.

First National Energy Corporation

Condensed Notes to the Interim Unaudited Consolidated Financial Statements

September 30, 2016

(Amounts expressed in US Dollars)

1.       NATURE OF OPERATIONS AND PURCHASE OF TECHNOLOGY

a) Nature of the Business

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

First National Energy Corporation

Condensed Notes to the Interim Unaudited Consolidated Financial Statements

September 30, 2016

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

Accordingly, as of September 30, 2016, the Boreas stockholders own 98.893% of the Company’s 99,865,228 outstanding shares.

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

2.       GOING CONCERN

The Company’s unaudited interim consolidated financial statements are prepared using accounting principles generally accepted in the United States of America and applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company has not generated any revenues from its planned principal operations through September 30, 2016 and has recorded losses since inception, has negative working capital, has yet to achieve profitable operations and expects further losses in the development of its business. There can be no assurance that the Company will have adequate capital resources to fund planned operations or that any additional funds will be available to the Company when needed, or if available, will be available on favorable terms in the amounts required by the Company. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The interim consolidated financial statements do not include any adjustments that might result from this uncertainty.

First National Energy Corporation

Condensed Notes to the Interim Unaudited Consolidated Financial Statements

September 30, 2016

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

3.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a) Basis of Presentation and Consolidation

The interim unaudited consolidated financial statements include the accounts of the Company, its wholly-owned subsidiary First National Energy (Canada) Corporation and its majority owned subsidiary. All material inter-company amounts have been eliminated.

The accompanying unaudited interim consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 8-03 of Regulation S-X related to smaller reporting companies.

The unaudited interim consolidated financial statements should be read in conjunction with the financial statements and Notes thereto together with management’s discussion and analysis of financial condition and results of operations contained in the Company’s annual report on Form 10-K for the year ended December 31, 2015. In the opinion of management, the accompanying unaudited interim consolidated financial statements reflect all adjustments of a normal recurring nature considered necessary to fairly state the financial position of the Company at September 30, 2016, the results of its operations for the three months ended September 30, 2016 and 2015, and its cash flows for the three months ended September 30, 2016 and 2015. In addition, some of the Company’s statements in its quarterly report on Form 10-Q may be considered forward-looking and involve risks and uncertainties that could significantly impact expected results. The results of operations for the three months ended September 30, 2016 are not necessarily indicative of results to be expected for the full year.

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

First National Energy Corporation

Condensed Notes to the Interim Unaudited Consolidated Financial Statements

September 30, 2016

(Amounts expressed in US Dollars)

If there is a modification of the terms of an award, either by repricing or extending the expiry of the award, the award is re-measured. If the modification results in an increase in the fair value of the new award as compared to the old award immediately prior to the modification, the excess fair value is recognized as compensation expense.

As of September 30, 2016, there was $nil of recognized expense related to non-vested stock-based compensation arrangements granted.

4.       LICENSES FOR TECHNOLOGY

	2016			2015
	Cost	Accumulated Amortization	Net Book Value	Net Book Value

North American Technology License	$100	$-	$100	$100

Indian Technology License	$100	-	$100	$100
	$200	$-	$200	$200

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

The future compensation to Serge Bolotov consists of;

●	10% of all royalties for all profits generated by sale of this technology.

●	A purchase bonus of $1,000,000 to be paid out of 11% of the net profits from the intellectual property.

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

On March 22, 2010, the Company acquired an exclusive territorial 25 year Supplemental Wind Energy Generator technology (“SWEG”) license for The Republic of India (“India”), from Boreas. The stockholders of Boreas hold a controlling interest in the Company. The technology of Boreas maximizes the energy productivity of existing wind turbines by capturing energy that flows through and underneath existing wind turbine systems. The consideration due from the Company to Boreas for the license was a deferred cash payment of $600,000, and a future royalty equal to 5% of the subsidiary’s “EBITDA” (earnings before interest, taxes, depreciation and amortization) from exploitation of the acquired license.

First National Energy Corporation

Condensed Notes to the Interim Unaudited Consolidated Financial Statements

September 30, 2016

(Amounts expressed in US Dollars)

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

8.       SEGMENTED INFORMATION

The Company, after reviewing its operating systems, has determined that it has one reportable segment and geographic segment. The Company’s operations are all related to the provision of wind-driven solutions for power generation. All assets of the business are located in the United States of America.

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

First National Energy Corporation

Condensed Notes to the Interim Unaudited Consolidated Financial Statements

September 30, 2016

(Amounts expressed in US Dollars)

● Level 3—Inputs reflect management’s best estimate of what market participants would use in pricing the asset or liability at the measurement date. Consideration is given to the risk inherent in the valuation technique and the risk inherent in the inputs to the model.

At September 30, 2016, the only asset measured at fair value using level 1 of the three fair value hierarchy tiers described above was cash of $1,059 ($1,937 – 2015) and accounts payable and accrued liabilities of $21,269 ($47,853 – 2015), loan payable to director and loan payable to related party are measured using amortized cost at level 2. The Company did not have any fair value assets or liabilities classified as level 3.

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

10.       COMMITMENT

a)	Pursuant to Note 1 (c), under the Technology License purchased by Pavana, the Company has a commitment for royalties at the rate of 5% for all revenues derived by Pavana using this technology.

b)	Pursuant to the purchase of intellectual property from Serge Bolotov, the Company has a commitment for royalties at the rate of 10% for all profits generated by the sale of this technology and a purchase bonus of $1,000,000 to be paid out of 11% of the net profits from the intellectual property.

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

First National Energy Corporation

Condensed Notes to the Interim Unaudited Consolidated Financial Statements

September 30, 2016

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

On September 30, 2016 the Company does not have any interest-bearing debt.

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

Results of Operations

Nine Months Ended September 30, 2016, compared to the Nine Months Ended September 30, 2015

Assets

Licensed technology assets, net of amortization, were unchanged at $200

Revenues

We did not generate any operating revenues in the nine months ended September 30, 2016.

Costs and Expenses

Amortization of Acquired Technology

There was no amortization of our technology assets during the three months ended September 30, 2016, as compared to $-0- during the comparable period in 2015.

General and Administrative

Operating expenses increased to $-0- during the three months ended September 30, 2016, as compared to $-0- during the comparable period in 2015.

Nine Months Ended September 30, 2016, compared to the Nine Months Ended September 30, 2015

Assets

Licensed technology assets, net of amortization, were unchanged at $200

Revenues

We did not generate any operating revenues in the three months ended September 30, 2016.

Costs and Expenses

Amortization of Acquired Technology

There was no amortization of our technology assets during the three months ended September 30, 2016, as compared to $-0- during the comparable period in 2015.

General and Administrative

Operating expenses increased to $-0- during the three months ended September 30, 2016, as compared to $-0- during the comparable period in 2015.

Liquidity and Capital Resources

Cash and cash equivalents were $1,059 at September 30, 2016, compared to $1,937 at December 31, 2015.

Net cash used in operating activities was $10,560 for the nine months ended September 30, 2016 compared to $-0- during the comparable period in 2015.

We generated $-0- from financing activities during the three months ended September 30, 2016 compared to $-0-during the comparable period in 2015 due to additional funding by a shareholder.

We are a development stage company and have not generated any operating revenues as of September 30, 2016. In addition, we will continue to incur net losses and cash flow deficiencies from operating activities for the foreseeable future.

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

The Company’s independent registered public accounting firm expressed substantial doubt about the Company’s ability to continue as a going concern in the audit report on the Company’s audited financial statements for the fiscal year ended December 31, 2015 included in the 2015 Form 10-K and in the footnotes to these unaudited financial statements for the quarter ended September 30, 2016.

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

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

As of September 30, 2016, the Registrant carried out an evaluation of the effectiveness of the Registrant’s disclosure controls and procedures (as defined by Rule 13a-15(e) under the Securities Exchange Act of 1934) under the supervision and with the participation of the Registrant’s chief executive and chief financial officer. Based on and as of the date of such evaluation, the aforementioned officer has concluded that the Registrant’s disclosure controls and procedures were not effective.

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

Changes In Internal Control Over Financial Reporting

During the interim period ended September 30, 2016, there were no changes to this system of internal controls or in other factors that could significantly affect those controls.

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

There were no defaults upon senior securities during the period ended September 30, 2016.

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

FIRST NATIONAL ENERGY CORPORATION

Dated: December 21, 2016	/s/ Gregory Sheller
Gregory Sheller, Chief Executive Officer