Form 10-K
period 2016-12-31
First National Energy Corp.
filed 2017-05-23
CIK 1142129

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2016

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). [  ] Yes [X] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated file [ ]		Accelerated filer [ ]
Non-Accelerated filer [ ]	Smaller reporting company [X]	Emerging growth company [ ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [  ] No [X]

As of December 31, 2016, the last day of registrant’s fiscal year, the aggregate market value of the registrant’s common stock, $0.001 par value, held by non-affiliates, computed by reference to the closing sale price of the common stock reported on the OTC Pink Sheets as of December 31, 2016, was $6,702,044 For purposes of the above statement only, all directors, executive officers and 10% shareholders are assumed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares outstanding of the registrant’s Common Stock, $0.001 par value, as of May 19, 2017 was 99,915,228.

Documents Incorporated By Reference          None

CERTIFICATION PURSUANT TO SECTION 302 (a) OF THE SARBANES-OXLEY ACT OF 2002

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350 AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

Page │ 2

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

Page │ 3

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

Page │ 4

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

On April 21, 2009, the Company entered a Technology License and Stock Purchase Agreement (the “Agreement”), between the Company and Boreas Research Corporation (“BRC”), pursuant to which BRC granted the Company a license (the “License”) to manufacture certain alternative energy systems incorporating proprietary technology owned by BRC. .

Page │ 5

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

Research and development activities for the fiscal year ending December 31, 2016 and 2015 were nil.

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

(xiii) Recent Events. The development of the technology made a major advance when 2 of the units were imported into Canada during the year. The one unit is being used for training and further development while the second unit was installed at a potential client’s site where was to power the clients assets and located in an area remote from a power source. The demonstration unit performed well all through the Canadian winter as well as some of the wettest periods in Canadian history.

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

Page │ 6

SHOULD ONE OR MORE OF THE FOREGOING RISKS OR UNCERTAINTIES MATERIALIZE, OR SHOULD THE UNDERLYING ASSUMPTIONS OF OUR BUSINESS PROVE INCORRECT, ACTUAL RESULTS MAY DIFFER SIGNIFICANTLY FROM THOSE ANTICIPATED, BELIEVED, ESTIMATED, EXPECTED, INTENDED OR PLANNED FIRST NATIONAL ENERGY CORPORATION IS A DEVELOPMENT STAGE COMPANY WITH A LIMITED OPERATING HISTORY THAT MAKES IT IMPOSSIBLE TO RELIABLY PREDICT FUTURE GROWTH AND OPERATING RESULTS.

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

FIRST NATIONAL ENERGY CORPORATION HAS INCURRED OPERATING LOSSES SINCE INCEPTION.

Since its inception in 2000, the Company has incurred losses every quarter. The extent of the Company’s future operating losses and the timing of profitability are highly uncertain, and it may never achieve or sustain profitability. The Company has incurred a net loss for the twelve months ended December 31, 2016 of $12,364. At December 31, 2016, the Company had an accumulated deficit of $911,451 The Company anticipates that it will continue to incur operating losses for the foreseeable future and it is possible that the Company will never generate substantial revenues from its products.

OUR INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM HAS EXPRESSED SUBSTANTIAL DOUBT ABOUT OUR ABILITY TO CONTINUE AS A GOING CONCERN.

Our independent registered public accounting firm issued its report dated May 19, 2017 in connection with the audit of our financial statements as of December 31, 2016, which included an explanatory paragraph in Note 2 describing the existence of conditions that raise substantial doubt about our ability to continue as a going concern. If we are not able to continue as a going concern, it is likely that holders of our common stock will lose all of their investment. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Page │ 7

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

Page │ 8

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

Page │ 9

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

Page │ 10

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

Page │ 11

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

Page │ 12

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

Page │ 13

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

The Company will need to achieve high levels of availability and dispatch for these supplemental wind energy generation systems to operate profitably. The Company will operate under the assumption that they will achieve high levels of availability and dispatch in developing the revenue figures included in their financial projections. However, developments could affect the dispatch rate of their supplemental wind energy generation systems, including the following:

-	equipment problems or other problems which affect the ability of our supplemental wind energy generation systems to operate;
-	implementation of additional or more stringent environmental compliance measures; or
-	the market introduction of new and competing products which may be more efficient and cost effective than our supplemental wind energy generation systems.

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

Page │ 14

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

Page │ 15

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

Year ended December 31, 2016	High	Low
4th quarter, ended December 31, 2016	$1.15	$0.40
3rd quarter, ended September 30, 2016	$1.40	$0.70
2nd quarter, ended June 30, 2016	$1.49	$0.70
1st quarter, ended March 31, 2016	$1.50	$0.90

Year ended December 31, 2015	High	Low
4th quarter, ended December 31, 2015	$1.40	$0.08
3rd quarter, ended September 30, 2015	$0.70	$0.60
2nd quarter, ended June 30, 2015	$0.03	$0.03
1st quarter, ended March 31, 2015	$0.03	$0.03

Holders.

At December 31, 2016, there were approximately 28 holders of the Registrant’s common stock.

Page │ 16

Dividend Policy.

As of December 31, 2016, the Company has not paid any dividends to its shareholders and does not intend to pay dividends to its shareholders in the foreseeable future. However, there are no restrictions which would limit the ability of the Company to pay dividends in the future.

Securities authorized for issuance under equity compensation plans.

(1)	The Registrant maintained a stock incentive plan, entitled “2005 Stock Incentive Plan for Employees and Consultants” and had registered 3 million of its common shares (1 million on February 25, 2005 and 2 million on April 11, 2005) for issuance under such stock incentive plan. Under this plan, 830,000 shares have been issued before the plan expired in 2015. All options pursuant to this plan have expired.
(2)	In February 2016, the Company adopted the 2016 Omnibus Equity Compensation Plan. 5,000,000 shares of common stock were reserved pursuant to the Omnibus Equity Compensation Plan.
(3)	The following information is provided in accordance with Item 201(d) (Market Price of and Dividends on the Registrant’s Common Equity and Related Stockholder Matters) of Regulation S-K:

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans [excluding securities reflected in column (a)] (c)
Equity compensation plans approved by security holders	None	N/A	None
Equity compensation plans not approved by security holders	5,000,000	N/A	5,000,000 Common Shares
Shares expired with the plan itself	None	N/A	-0-)
Total	5,000,000	N/A	5,000,000 Common Shares

Sales of Unregistered Securities

During the 2016 Fiscal year, there were no capital transactions.

Issuer Purchases of Equity Securities

None.

ITEM 6. SELECTED FINANCIAL DATA

Not required under Regulation S-K for “smaller reporting companies.” There are no financial data which, if selected, would highlight any significant trends in the registrant’s financial condition and results of operations.

Page │ 17

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

Page │ 18

Locate Suitable Administrative and Assembly Facilities

We plan to move to a new facility in fiscal 2017 in order to accommodate our operations and plans for expansion. We are currently seeking office and assembly/test space where we can perform testing and final assembly of our supplemental wind energy systems. Our site selection criteria will include available tax credits and incentives.

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

Our intent is to produce and ship 25 supplemental wind energy systems during the fiscal year ending December 31, 2017. At present we expect that it will take us approximately 8 weeks to build and ship a system after our design and specifications are finalized. Our goal is to reduce this time to 3 weeks from contract to installation. No assurances can be provided that we will meet our objectives.

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

Page │ 19

International - Beyond North America

We intend to develop our international marketing beyond North America in stages. The first stage will utilize an additional license of our proprietary technology for a specific foreign market with a vibrant and expanding wind energy market, to be followed by establishing a joint venture relationship with a strategic partner in the foreign market. The research, planning, and relationship-building to support the extension of our business to the first such foreign market will begin in the fiscal 2017 year. Over time, we expect to replicate this strategy sequentially in other foreign markets, and may possibly partner with manufacturers in such foreign markets to reduce costs.

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

Page │ 20

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

Results of Operations for the Years Ended December 31, 2016 and 2015

Liquidity and Capital Resources

	31-Dec-16	31-Dec-15	31-Dec-14	31-Dec-13
Income	-	-	-	-
Administration Expenses	12,364	22,612	12,092	15,347
Development Expenses
Net Loss	12,364	22,612	12,092	15,347

	31-Dec-16	31-Dec-15	31-Dec-14	31-Dec-13
Current Assets	1,059	1,937	2,437	1,296
Current Liabilities	709,573	698,087	675,775	662,542
Resulting Working Capital Deficit	(708,514)	(696,150)	(673,338)	(661,246)

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

Page │ 21

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

Cash Flows from Operating Activities

	31-Dec-16	31-Dec-15	31-Dec-14	31-Dec-13
Net Cash used in activities	(15,761)	(34,259)	2,908	(18,847)
Net cash from financing	14,883	33,959	(1,767)	17,144

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

Page │ 22

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not required for smaller reporting companies.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Financial statements as of and for the year ended December 31, 2016 with comparative data for December 31, 2015 are presented in a separate section of this report following Item 14.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES.

None

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

(a) Evaluation of disclosure controls and procedures

As of December 31, 2016, the Registrant carried out an evaluation of the effectiveness of the Registrant’s disclosure controls and procedures (as defined by Rule 13a-15(e) under the Securities Exchange Act of 1934) under the supervision and with the participation of the Chief Financial Officer. Based on and as of the date of such evaluation, the aforementioned officers have concluded that the Registrant’s disclosure controls and procedures were not effective, due to a material weakness in our internal control over financial reporting, consisting of inadequate staffing within the accounting operations by employees who are responsible for accounting functions which prevents us from segregating duties within our internal control system. The inadequate segregation of duties is a weakness because it could lead to the untimely identification and resolution of accounting and disclosure matters or could lead to a failure to perform timely and effective reviews.

The Registrant also maintains a system of internal accounting controls that is designed to provide assurance that assets are safeguarded and that transactions are executed in accordance with management’s authorization and properly recorded. This system is continually reviewed and is augmented by written policies and procedures, the careful selection and training of qualified personnel and an internal audit program to monitor its effectiveness. During the fiscal year ended December 31, 2016, there were no changes to this system of internal controls or in other factors that could significantly affect those controls.

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

Page │ 23

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

In connection with the preparation of this Annual Report on Form 10-K for the year’s ended December 31, 2016, and 2015 management, with the participation of our Chief Financial Officer, has evaluated the effectiveness of our internal controls over financial reporting, pursuant to Rule 13a-15 under the Exchange Act. Management conducted its evaluation of the Registrant’s internal control over financial reporting based on the framework in Internal Control – Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In the course of making our assessment of the effectiveness of internal controls over financial reporting, we identified one material weakness in our internal control over financial reporting. This material weakness consisted of inadequate staffing within the accounting operations of our company. The small number of employees who are responsible for accounting functions (more specifically, one) prevents us from segregating duties within our internal control system. The inadequate segregation of duties is a weakness because it could lead to the untimely identification and resolution of accounting and disclosure matters or could lead to a failure to perform timely and effective reviews.

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

(b) Changes in internal control over financial reporting

There were no changes in our internal controls over financial reporting that occurred during the year ended December 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE.

Executive Officers and Directors

Set forth below is information regarding our executive officers and directors as of December 31, 2016

Gregory Sheller	59	Director, Chief Executive Officer, Chairman of the Board
Peter Wanner	64	Director, Chief Financial Officer
Gianni Caputo	36	Director, Vice President, Secretary

GREGORY SHELLER - Director, Chairman of the Board of Directors, Chief Executive Officer and President of the Company. Mr. Sheller is and for the past five years has been principally employed as a real estate consultant with Re/Max Alliance Group, a real estate firm headquartered in Sarasota, Florida.

Mr. Sheller’s education and work experience qualify him to serve as a director and officer of the Company.

Page │ 24

PETER WANNER - Director, Treasurer, and Chief Financial Officer.

Mr. Wanner is a qualified accountant certified in Canada and Ontario and for the past 23 years has served as a business consultant to start-up companies, as well as companies in refinancing and turnaround. He also has 31 years of experience in financing accounting, including 2 years in public accounting as well as international experience working in Mexico, United Kingdom and United States. Mr. Wanner has served as a director since May 4, 2004. The term of office for any director is for a period of one year, or until the next annual meeting (or special meeting in lieu of an annual) of the shareholders. Mr. Wanner has served as a director and officer of the Company since May 4, 2004. :

Mr. Wanner’s education and accounting and work experience qualify him to serve as a director and officer of the Company.

GIANNI CAPUTO - Director, Vice President and Secretary of the Company.

For the past 8 years, Mr. Caputo, age 36, has served as Project and Kiosk Integration Manager of Aareas Interative, Inc., a developer of technologies for real estate sales and marketing serving the building industry in the United States and Canada with annual revenues of approximately $4 million. Mr. Caputo supervises 17 Aareas employees. Mr. Caputo has served as a director and officer of the Company since May 25, 2009.

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

Page │ 25

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

Page │ 26

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

The Board of Directors includes Greg Sheller, Peter Wanner, and Gianni Caputo. Mr. Sheller and Peter Wanner are the Registrant’s audit committee.

Code of Ethics

The Registrant has adopted a Code of Ethics (filed with the Annual report on Form 10-K for the year ended December 31, 2016).

ITEM 11. EXECUTIVE COMPENSATION.

Executive officers and directors of the Company do not currently receive and are not accruing any compensation:

SUMMARY COMPENSATION TABLE

Summary Compensation Table

The following table sets forth, for the fiscal years ended December 31, 2016 and 2015, the aggregate compensation awarded to, earned by or paid to our Chief Executive Officer and our two most highly compensated officers (other than the Chief Executive Officer), who were serving as executive officers as of December 31, 2016, or the Named Executive Officers.

Name and principal position	Year	Salary	Bonus	Stock awards	Option awards	Nonequity in-centive plan compensation	Nonqualified deferred compensation earnings	All other compensation	Total
Gregory Sheller, President CEO	2016	$0	$0	$0	$0	$0	$0	$0	$0
	2015	$0	$0	$0	$0	$0	$0	$0	$0
Peter Wanner, Chief Financial Officer	2016	$0	$0	$0	$0	$0	$0	$0	$0
	2015	$0	$0	$0	$0	$0	$0	$0	$0
Gianni Caputo, Vice President	2016	$0	$0	$0	$0	$0	$0	$0	$0
	2015	$0	$0	$0	$0	$0	$0	$0	$0

Page │ 27

Outstanding Equity Awards at Fiscal Year End

There were no outstanding equity awards held by our Named Executive Officers as of December 31, 2016:

Options Exercises and Stocks Vested

There were no options exercised and stocks vested as at December 31, 2016.

Grants of Plan-Based Awards

There were no grants of plan-based awards as at December 31, 2016.

Non-Qualified Deferred Compensation

As at December 31, 2016, the Company had no formalized deferred compensation plan.

Golden Parachute Compensation

As at December 31, 2016, the Company had no arrangements in place relating to the termination of employees.

Compensation of Directors

The Company, as of December 31, 2016, did not compensate Directors.

Pension Benefits

As of December 31, 2016, the Company had no pension or retirement plans.

Equity Compensation Plan Information

There were no grants under any equity compensation plan as of December 31, 2016.

Page │ 28

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth information regarding the beneficial ownership of shares of the Registrant’s common stock as of December 31, 2016 (99,865,228 common shares issued and outstanding) by (i) all stockholders known to the Registrant to be beneficial owners of more than 5% of the outstanding common stock; and (ii) all officers and directors of the Registrant, individually and as a group (each person has sole voting power and sole dispositive power as to all of the shares shown as beneficially owned by them):

Title of Class	Name and Address of Beneficial Owner		Amount and Nature of Beneficial Ownership(1)	Percent of Class
Common	Frank Cavicchia Second Street FL 34236	1551 Sarasota	85,462,000	85.58%
Common	Gregory Sheller Second Street FL 34236	1551 Sarasota	40,000	0.04%
Common	Gianni Caputo Second Street FL 34236	1551 Sarasota	296,400	0.30%
Common	Peter Wanner, 44 Greystone Crescent, Georgetown, ON Canada L7G1 G9		165,000	0.17%
Common	Directors and officers as a group		85,963,400	86.08%

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

Page │ 29

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

2016:     $17,000

2015:     $8,000

Page │ 30

(2) Audit-Related Fees: Aggregate fees billed in each of the last two (2) fiscal years for assurance and related services by the principal accountant that are reasonably related to the performance of the audits or reviews of the financial statements and are not reported previously.

2016:     $-0-

2015:     $-0-

(3) Tax Fees: Aggregate fees billed in each of the last two (2) fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning.

2016:     $-0-

2015:     $-0-

(4) All Other Fees: Aggregate fees billed in each of the last two (2) fiscal years for products and services provided by the principal accountant, other than the services previously reported.

2016:     $-0-

2015:     $-0-

(5) Audit Committee Pre-Approval Procedures. The Board of Directors has not, to date, appointed an Audit Committee.

(6) Not applicable.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a)	The following documents are filed as part of this report:

(1)

Consolidated Financial Statements

Consolidated Balance Sheets as of December 31, 2016 and 2015

Consolidated Statements of Operations and Comprehensive Loss for the Years ended December 31, 2016 and 2015

Consolidated Statements of Stockholders’ Equity (Deficiency) for the years ended December 31, 2016 and 2015

Consolidated Statements of Cash Flows for the years ended December 31, 2016 and 2015

Notes to Consolidated Financial Statements for the years ended December 31, 2016 and 2015

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

Page │ 31

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

Page │ 32

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act, the registrant has duly caused this annual report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

Registrant:	FIRST NATIONAL ENERGY CORPORATION

Date: May 23, 2017	By:	/s/ Gregory Sheller
Gregory Sheller
Chief Executive Officer

Date: May 23, 2017	By:	/s/ Peter Wanner
Peter Wanner
Chief Financial (Accounting) Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: May 23, 2017	By:	/s/ Gregory Sheller
Gregory Sheller
Chief Executive Officer, Director

Date: May 23, 2017	By:	/s/ Peter Wanner
Peter Wanner
Chief Financial Officer, Director

Date: May 23, 2017	By:	/s/ Gianni Caputo
Gianni Caputo
Director

Page │ 33

First National Energy Corporation

(Formerly First National Power Corporation)

Consolidated Financial Statements

December 31, 2016 and 2015

(Amounts expressed in US Dollars)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

First National Energy Corporation (formerly First National Power Corporation)

We have audited the accompanying consolidated balance sheets of First National Energy Corporation (formerly First National Power Corporation) as of December 31, 2016 and 2015, and the related consolidated statements of operations and other comprehensive loss, changes in stockholders' deficiency and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of First National Energy Corporation (formerly First National Power Corporation) as of December 31, 2016 and 2015, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has not generated any revenues and has significant negative working capital as of December 31, 2016 that raise substantial doubt about its ability to continue as a going concern. Management's plans in regards to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/S/ SCHWARTZ LEVITSKY FELDMAN LLP

Toronto, Ontario	Chartered Accountants
May 19, 2017	Licensed Public Accountants

 FIRST NATIONAL ENERGY CORPORATION

(Formerly First National Power Corporation)

Consolidated Balance Sheets

As of December 31,

(Amounts Expressed US Dollars)

	2016	2015
	$	$
ASSETS
CURRENT
Cash	1,059	1,937

Total Current Assets	1,059	1,937
LICENSES FOR TECHNOLOGY (Note 4)	200	200

Total assets	1,259	2,137

LIABILITIES
CURRENT
Accounts payable and accrued liabilities	44,456	47,853
Loan payable to director (Note 9)	125,117	110,234
Loan payable (Note 5)	-	540,000
Loan payable to related party (Note 5)	540,000	-

Total current liabilities	709,573	698,087

Going Concern (Note 2)
Related Party Transactions (Note 9)
Commitment and Contingencies (Note 11)
Subsequent Events (Note 15)

STOCKHOLDERS’ DEFICIENCY

Capital Stock (Note 6)	99,765	99,765

Additional paid-in Capital	103,329	103,329

Accumulated Deficit	(911,451)	(899,087)

Accumulated Other Comprehensive Loss	(10)	(10)

Total Stockholders’ Deficiency Attributable to the Company’s Stockholders	(708,367)	(696,003)

Non-controlling interest	53	53

Total Stockholders’ Deficiency	(708,314)	(695,950)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIENCY	1,259	2,137

The accompanying notes are an integral part of these consolidated financial statements.

FIRST NATIONAL ENERGY CORPORATION

(Formerly First National Power Corporation)

Consolidated Statements of Operations and Other Comprehensive Loss

For the years ended December 31,

(Amounts Expressed US Dollars)

	2016	2015
	$	$

REVENUE	-	-

EXPENSES
General and administrative	12,364	22,612

TOTAL OPERATING EXPENSES	12,364	22,612

LOSS BEFORE INCOME TAXES	(12,364)	(22,612)
Income taxes (Note 7)	-	-

NET LOSS AND COMPREHENSIVE LOSS	(12,364)	(22,612)

Net loss and comprehensive loss attributable to the Company’s stockholders	(12,364)	(22,612)

Net loss and comprehensive loss attributable to to non-controlling interest	-	-

	(12,364)	(22,612)

Net loss per share - basic and diluted	$0.00	$0.00

Weighted average common shares outstanding	99,865,228	99,865,228

The accompanying notes are an integral part of these consolidated financial statements.

FIRST NATIONAL ENERGY CORPORATION

(Formerly First National Power Corporation)

Consolidated Statements of Changes in Stockholders’ Deficiency

For the years ended December 31,

(Amounts Expressed US Dollars)

					Accumulated
	Number of	Common	Additional		Other	Non-	Total
	Common	Shares	Paid-in	Accumulated	Comprehensive	controlling	Stockholders’
	Shares	Amount	Capital	Deficit	Loss	Interests	Deficiency
		$	$	$	$	$	$

Balance as of December 31, 2014	99,865,228	99,765	103,329	(876,475)	(10)	58	(673,338)

Net loss for the year	-	-	-	(22,612)	-	(5)	(22,612)

Balance as of December 31, 2015	99,865,228	99,765	103,329	(899,087)	(10)	53	(695,950)

Net loss for the year	-	-	-	(12,364)	-	-	(12,364)

Balance as of December 31, 2016	99,865,228	99,765	103,329	(911,451)	(10)	53	(708,314)

The accompanying notes are an integral part of these consolidated financial statements.

FIRST NATIONAL ENERGY CORPORATION

(Formerly First National Power Corporation)

Consolidated Statements of Cash Flows

For the years ended December 31,

(Amounts Expressed US Dollars)

	2016	2015
	$	$

CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	(12,364)	(22,612)
Decrease in accounts payable and accrued liabilities	(3,397)	(11,647)

Net cash used in operating activities	(15,761)	(34,259)

CASH FLOWS FROM FINANCING ACTIVITIES

Increase in loan from director	14,883	33,959

Net cash provided by financing activities	14,883	33,959

NET DECREASE IN CASH	(878)	(300)

Cash, beginning of year	1,937	2,237

CASH, END OF YEAR	1,059	1,937

The accompanying notes are an integral part of these consolidated financial statements.

First National Energy Corporation

(Formerly First National Power Corporation)

Notes to the Consolidated Financial Statements

December 31, 2016 and 2015

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

December 31, 2016 and 2015

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

2. GOING CONCERN

The Company’s consolidated financial statements are prepared using accounting principles generally accepted in the United States of America and applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company has not generated any revenues from its planned principal operations through December 31, 2016 and has recorded losses since inception, has negative working capital, has yet to achieve profitable operations and expects further losses in the development of its business. There can be no assurance that the Company will have adequate capital resources to fund planned operations or that any additional funds will be available to the Company when needed, or if available, will be available on favorable terms in the amounts required by the Company. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Management has plans to raise cash through debt offerings once the sales of the technologies begin. The facilities and equipment required for successfully completing the business model have been identified but until the resources are available, have not been acquired or engaged. In the period prior to the onset of operations, the Company will undertake to raise further cash through further capital offerings. There is no assurance that the Company will be successful in raising additional capital.

First National Energy Corporation

(Formerly First National Power Corporation)

Notes to the Consolidated Financial Statements

December 31, 2016 and 2015

(Amounts expressed in US Dollars)

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a) Basis of Consolidation

The consolidated financial statements include the accounts of First National Energy Corporation, its wholly-owned subsidiary First National Energy (Canada) Corporation and its 99.99% owned subsidiary Pavana Power Corporation. All material inter-company amounts have been eliminated.

b) Use of Estimates

These financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America. As the precise determination of assets and liabilities, and revenues and expenses, depends on future events, the preparation of financial statements for any period necessarily involves the use of estimates. Actual amounts may differ from these estimates. Significant estimates include the valuation of allowances for deferred tax assets.

c) Financial Instruments

The Company’s financial instruments consist of cash, accounts payable and accrued liabilities, and loans payable to related party. Unless otherwise noted, it is management’s opinion that the Company is not exposed to significant interest, or credit risks arising from these financial instruments. The fair values of these financial instruments approximate their carrying values due to the relatively short period to maturity for these instruments.

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

Assets and liabilities measured at fair value as of December 31, 2016 and 2015 are classified below based on the three fair value hierarchy tiers described above:

First National Energy Corporation

(Formerly First National Power Corporation)

Notes to the Consolidated Financial Statements

December 31, 2016 and 2015

(Amounts expressed in US Dollars)

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont’d)

c) Financial Instruments (cont’d)

	2016		2015
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
Cash	1,059	1,059	1,937	1,937
Accounts payable and accrued liabilities	44,456	44,456	47,853	47,853
Loan payable to director	125,117	125,117	110,234	110,234
Loan payable	-	-	540,000	540,000
Loan payable to related party	540,000	540,000	-	-

Cash has been measured using Level 1 of the fair value hierarchy. Accounts payable and accrued liabilities, loans payable and loans payable to related party and directors have been measured using Level 3 of the fair value hierarchy.

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

e) Comprehensive loss

Comprehensive loss includes all changes in equity during a period from non-owner sources.

f) Intangible Assets

Intangible assets include the technology licenses which are amortized over the estimated useful life of 10 years on a straight line basis. However, since these licenses were written to nominal value, no amortization was recognized during the year for accounting purposes.

g) Loss per share

Basic loss per share is computed by dividing net loss by the weighted average number of common shares outstanding for the year. Diluted loss per share is computed by dividing net loss by the weighted average number of common shares outstanding plus common stock equivalents (if dilutive). As of December 31, 2016, there were no common stock equivalents.

First National Energy Corporation

(Formerly First National Power Corporation)

Notes to the Consolidated Financial Statements

December 31, 2016 and 2015

(Amounts expressed in US Dollars)

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont’d)

h) Stock-Based Compensation

The Company accounts for equity instruments issued in exchange for the receipt of goods or services from other than employees using the estimated fair market value of the consideration received or estimated fair value of the equity instruments issued, whichever is more reliably measurable. The value of equity instruments issued for consideration other than employee services is determined on the earlier of a performance commitment or completion of performance by the provider of goods or services. As of December 31, 2016, there was $nil of unrecognized expense related to stock-based compensation, and stock based compensation expense relating to all employees and non-employees were $nil for the years ended December 31, 2016 and 2015.

i) Foreign Currency

The parent Company maintains its books and records in U.S. dollars which is its functional and reporting currency. One of the Company’s operating subsidiary is a foreign private company and maintains its books in Canadian dollars (the functional currency). The subsidiary’s financial statements are converted to US dollars for consolidation purposes. The translation method used is the current rate method, where the functional currency is the foreign currency. Under the current rate method all assets and liabilities are translated at the current rate, stockholders’ equity are translated at historical rates and revenues and expenses are translated at average rates for the year. Due to the dormant status of the wholly owned subsidiary, there have been no adjustments for the past years.

j) Recent Accounting Pronouncements

The Company has reviewed all recently issued, but not yet effective, accounting pronouncements and other than the below, does not expect the future adoption of any such pronouncements to have a significant impact on its results of operations, financial condition or cash flow.

In March 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-09 amending several aspects of share-based payment accounting. This guidance requires all excess tax benefits and tax deficiencies to be recorded in the income statement when the awards vest or are settled, with prospective application required. The guidance also changes the classification of such tax benefits or tax deficiencies on the statement of cash flows from a financing activity to an operating activity, with retrospective or prospective application allowed. Additionally, the guidance requires the classification of employee taxes paid when an employer withholds shares for tax-withholding purposes as a financing activity on the statement of cash flows, with retrospective application required. This ASU is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2016. Early adoption is permitted. The Company is currently evaluating the impact of the new guidance on its consolidated financial statements and related disclosures.

In August 2014, FASB issued ASU 2014-15—Presentation of Financial Statements—Going Concern (ASC Subtopic 205-40): “Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern”. The update requires management to assess a company’s ability to continue as a going concern and to provide related footnote disclosures in certain circumstances. All entities are required to apply the new requirements in annual periods ending after December 15, 2016, and interim periods thereafter. Early application is permitted. As such, the Company is required to adopt these provisions for the annual period ending October 1, 2017. The Company is currently evaluating the impact of FASB ASU 2014-15 but does not expect the adoption thereof to have a material effect on its financial statements.

First National Energy Corporation

(Formerly First National Power Corporation)

Notes to the Consolidated Financial Statements

December 31, 2016 and 2015

(Amounts expressed in US Dollars)

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont’d)

k) Non-controlling Interest

Non-controlling interests in the Company’s subsidiaries are recorded in accordance with the provisions of ASC 810 and are reported as a component of equity, separate from the Company’s equity.

4. LICENSES FOR TECHNOLOGY

Licenses are recorded at carrying amount. No amortization was recorded during the year.

	2016	2016	2015
	Cost	Net Book Value	Net Book Value
	$	$	$
North American
Technology License	100	100	100
Indian Technology	100	100	100
License	200	200	200

5. LOAN PAYABLE TO RELATED PARTY

On March 22, 2010, the Company acquired an exclusive territorial 25 year Supplemental Wind Energy Generator (“SWEG”) Technology license for the Republic of India (“India”), from Boreas. The stockholders of Boreas hold a controlling interest in the Company through their controlling interest in First National Energy Corporation. The technology of Boreas maximizes the energy productivity of existing wind turbines by capturing energy that flows through and underneath existing wind turbine systems. The consideration due from the Company to Boreas was a deferred cash payment of $600,000, and a future royalty equal to 5% of the subsidiary’s “EBITDA” (earnings before interest, taxes, depreciation and amortization) from exploitation of the acquired license.

On November 8, 2010, the subsidiary paid Boreas $60,000 as a payment due under the India technology license agreement, leaving a balance of cash consideration due of $540,000. The remaining debt is non-interest bearing and is due on demand.

On October 28, 2016, Boreas assigned its loan receivable due from the Company to one of the Company’s shareholders. The amount previously owed by the Company to Boreas is now owed to a shareholder of the Company. The loan to shareholder is non-interest bearing, is due on demand and has no security or conversion features.

First National Energy Corporation

(Formerly First National Power Corporation)

Notes to the Consolidated Financial Statements

December 31, 2016 and 2015

(Amounts expressed in US Dollars)

6. CAPITAL STOCK

a) Authorized

300,000,000 Common shares, $0.001 per value

b) Issued

99,865,228 Common shares (2015: 99,865,228 Common shares) valued at $99,765 (2015: $99,765)

7. INCOME TAXES

The reconciliation of income taxes at statutory income tax rates to the income tax expense is as follows. The losses incurred by the wholly-owned Canadian subsidiary are insignificant, hence no separate disclosure has been made:

	2016	2015
Loss before income taxes	$(12,364)	$(22,612)
Applicable statutory tax rate	34%	34%
Income tax recovery at statutory rate	(4,204)	(7,689)
Timing difference	(43,420)	(43,420)
Tax loss benefit not recognized	47,624	51,109
Income tax - current and deferred	$-	$-

The enacted U.S. Federal statutory tax rates and estimated state rates for the years is as follows:

	2016	2015
Statutory rate - benefit	34%	34%
State taxes, net of federal benefit	-	-
Effective rate - benefit	34%	34%

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are as follows:

Deferred tax asset:	2016	2015
Operating losses available to offset future income taxes	$624,807	$576,463
Tax basis of license in excess of accounting basis	319,663	363,084
Deferred tax asset	943,750	939,547
Valuation allowance	(943,750)	(939,547)
Net deferred tax asset	$-	$-

Realization of the deferred tax asset also depend on the Company’s ability to generate taxable income within the carryforward period. Due to uncertainty related to the Company’s ability to generate taxable income sufficient to realize all of its deferred tax assets, the Company has recorded 100% valuation allowance.

First National Energy Corporation

(Formerly First National Power Corporation)

Notes to the Consolidated Financial Statements

December 31, 2016 and 2015

(Amounts expressed in US Dollars)

7. INCOME TAXES (cont’d)

As at December 31, 2016, the Company has losses for tax purposes which can be applied against future taxable income. These losses expire as follows:

2036	140,071
2035	150,320
2034	139,799
2033	143,054
2032	175,273
2031	183,949
2030	187,150
2029	131,602
2028	78,145
2027	30,760
2026	32,912
2025	208,887
2024	233,627
Total	$1,835,549

8. INTANGIBLE ASSET

Effective February 5, 2016, the Company acquired VAWT/VRTB/Bolotov Rotor wind turbine technology (“Technology”) from Bolotov and affiliates (“Serge Bolotov”). The technical and intellectual property were designed, patented, developed and manufactured by Serge Bolotov.

The Company valued this technology under the guidance of ASC 350, Intangibles-Goodwill and Other which states that an intangible asset that is acquired either individually or with a group of other assets shall be initially measured based on its fair value. As there is no active market and the future cash flows and economic viability of this intellectual property are uncertain and cannot be measured reliably, no value was assigned to the technology.

The future compensation to Serge Bolotov consists of:

-	10% of all profits generated by sale of this technology as royalties

-	A purchase bonus of $1,000,000 to be paid out of 11% of the net profits from the intellectual property. (See also note 11)

In the event the Company or a related or assigned party does not use the assets transferred in the transaction within a period of 3 years from the date the memorandum of understanding was accepted as a final agreement on February 5th, 2016, Serge Bolotov will have the right, but not the obligation, to purchase all unused assets, following ten days written notice to the Company or a related or assigned party for the amount of US $5,000.

First National Energy Corporation

(Formerly First National Power Corporation)

Notes to the Consolidated Financial Statements

December 31, 2016 and 2015

(Amounts expressed in US Dollars)

9. LOAN PAYABLE TO DIRECTOR AND RELATED PARTY TRANSACTIONS

Transactions with related parties are incurred in the normal course of business and are measured at the exchange amount which is the amount of consideration established by and agreed to by the related parties.

A director of the Company has advanced monies to the Company to pay certain expenses. The advances have no interest rate and is due on demand. The amount owing to the director was $125,117 ($110,234 in 2015).

10. SEGMENT DISCLOSURE

The Company, after reviewing its reporting systems, has determined that it has one reportable segment and geographic segment. The Company’s operations are all related to the provision of wind-driven solutions for power generation. All assets of the business are located in the United States of America.

11. COMMITMENT AND CONTINGENCIES

a)	Pursuant to Note 1 (c), under the Technology License purchased by Pavana, the Company has a commitment for royalties at 5% of earnings before interest, taxes, depreciation and amortization (“EBITDA”) derived by Pavana using this technology.

b)	Pursuant to the purchase of intellectual property from Serge Bolotov (the “vendor”), the Company has the following commitments related to the purchase:

i.	As consideration for the transaction, the vendor shall be paid 10% of the profits realized by the Company or a related or assigned party and a signing bonus of $1,000,000 to be derived from 11% of the initial profits from the intellectual property.

ii.	Following completion of sufficient funding of the Company or related or assigned party, the following shall occur: the vendor will be paid the sum of $8,000 CAD per month in cash or shares, as long as the vendor is needed as a consultant with the Company or a related or assigned party. The Company or related or assigned party will provide research and development facility with support staff.

iii.	The Company or a related or assigned party will act to appoint Serge Bolotov as a member of the Board of Directors. Upon successful appointment to the Board, the Company or a related or assigned party will issue the vendor 100,000 common shares as compensation for his Board of Director appointment and Director services. As at December 31, 2016, the vendor has not yet been appointed to the Board.

c)	Effective February 1, 2016, the Company executed an agreement with legal counsel to pay a monthly fee of $2,500 commencing February 1, 2016 with respect to legal matters of securities regulation, private placements, corporate governance, and related matters in connection with the Company. The two parties reserve the right to terminate or withdraw from the agreement at any time.

d)	Pursuant to Note 1 (b), under the Technology License and Stock Purchase Agreement signed with Boreas, the Company agreed to pay certain future royalties to Boreas from net future revenues realized by the Company from the technology license.

First National Energy Corporation

(Formerly First National Power Corporation)

Notes to the Consolidated Financial Statements

December 31, 2016 and 2015

(Amounts expressed in US Dollars)

12. CAPITAL MANAGEMENT

The Company’s capital management objective is to secure the ability to continue as a going concern and to optimize the cost of capital in order to enhance value to shareholders. As part of this objective, the Company seeks to maintain access to loan and capital markets at all times. The Board of Directors reviews the capital structure of the Group on a regular basis.

Capital structure and debt capacity are taken into account when deciding new investments and the Company may consider share buybacks and share issuances as other strategies. Debt capital is managed considering the requirement to secure liquidity and the capability to refinance maturing debt.

On December 31, 2016, the Company had no interest-bearing debt.

13. FINANCIAL INSTRUMENTS

The Company is exposed to risks that arise from its use of financial instruments. This note describes the Company’s objectives, policies and processes for managing those risks and the methods used to measure them.

Foreign exchange risk:

The Company’s subsidiary conducts its activities in Canadian dollars. The Company is therefore subject to gains or losses due to fluctuations in Canadian currency relative to the US dollar. The Company has no exposure to this given its limited activity and assets through the year.

Liquidity risk:

The Company monitors its liquidity position regularly to assess whether it has the funds necessary to fulfill planned commitments on its alternative energy technology or viable options are available to fund such commitments from new equity issuance or alternative sources such as debt financing. However, without significant internally generated cash flow, there are inherent liquidity risks, including the possibility that additional financing may not be available to the Company, or that actual development expenditures may exceed those planned. The current uncertainty in global markets could have an impact on the Company’s future ability to access capital on terms that are acceptable to the Company. The company has so far been able to raise the required financing to meet its obligations on time. The Company continues to pursue potential investees and have already secured additional equity financing from investors subsequent to the year end. See note 15.

14. 2016 OMNIBUS EQUITY COMPENSATION PLAN

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

First National Energy Corporation

(Formerly First National Power Corporation)

Notes to the Consolidated Financial Statements

December 31, 2016 and 2015

(Amounts expressed in US Dollars)

In February 2016, the Company adopted the 2016 Omnibus Equity Compensation Plan. 5,000,000 shares of common stock were reserved pursuant to the Omnibus Equity Compensation Plan. As at December 31, 2016, the Company has not yet issued any shares of common stock under this plan.

15. SUBSEQUENT EVENTS

Subsequent to the year end, the Company offered up to 500,000 shares of common stock at a price of $0.50 per share, $0.001 par value (the “Offering”). On January 27, 2017, in connection with the Offering, the Company issued and sold on a private placement basis, 50,000 shares at a price of $0.50 per share for total proceeds of $25,000.

