Form 10-Q
period 2017-03-31
First National Energy Corp.
filed 2017-06-26
CIK 1142129

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

or

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

[X] Yes [  ] No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]		Accelerated filer [ ]

Non-Accelerated filer [ ]	Smaller reporting company [X]	Emerging growth company [ ]
(Do not check if a smaller reporting company)

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

As of June 20, 2017, there were 99,915,228 common shares issued and outstanding.

Transitional Small Business Disclosure Format Yes [  ] No [X]

First National Energy Corporation

Interim Consolidated Financial Statements

March 31, 2017

(Amounts expressed in US Dollars)

(unaudited)

Index

Interim Consolidated Balance Sheets as at March 31, 2017 (unaudited) and December 31, 2016 (audited)	2

Interim Consolidated Statements of Operations and Comprehensive Loss for the three months ended March 31, 2017 (unaudited) and March 31, 2016 (unaudited)	3

Interim Consolidated Statements of Stockholders’ Deficiency for the three months ended March 31, 2017 (unaudited) and year ended December 31, 2016 (audited)	4

Interim Consolidated Statements of Cash Flows for the three months ended March 31, 2017 (unaudited) and March 31, 2016 (unaudited)	5

Condensed notes to Interim Consolidated Financial Statements	6 - 11

FIRST NATIONAL ENERGY CORPORATION

Consolidated Balance Sheets

As of March 31, 2017 and December 31, 2016

(Amounts Expressed US Dollars)

	2017	2016
	$	$
	(unaudited)	(audited)
ASSETS
CURRENT
Cash	1,059	1,059
Total Current Assets	1,059	1,059
LICENSES FOR TECHNOLOGY (Note 4)	200	200

Total assets	1,259	1,259

LIABILITIES
CURRENT
Accounts payable and accrued liabilities	29,945	44,456
Loan payable to director (note 7)	142,400	125,117
Loan payable (note 6)	-	540,000
Loan payable to related party (note 6)	540,000	-

Total current liabilities	712,345	709,573

Going Concern (Note 2)
Related Party Transactions (Note7)
Commitment and Contingencies (Note 10)

STOCKHOLDERS’ DEFICIENCY

Capital Stock (note 8)	99,815	99,765
Additional paid-in Capital	119,779	103,329
Accumulated Deficit	(930,723)	(911,451)
Accumulated Other Comprehensive Loss	(10)	(10)
Total Stockholders’ Deficiency Attributable to the Company’s Stockholders	(731,139)	(708,367)
Non-controlling interest	53	53
Total Stockholders’ Deficiency	(711,086)	(708,314)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIENCY	1,259	1,259

The accompanying notes form an integral part to these consolidated interim financial statements

FIRST NATIONAL ENERGY CORPORATION

Consolidated Statements of Operations and Other Comprehensive Loss

For the 3 months ended March 31,

(Amounts Expressed US Dollars)

	2017	2016
	$	$
	(unaudited)	(unaudited)

REVENUE	-	-

EXPENSES
General and administrative	19,272	12,392

TOTAL OPERATING EXPENSES	19,272	12,392

LOSS BEFORE INCOME TAXES	(19,272)	(12,392)
Income taxes	-	-

NET LOSS	(19,272)	(12,392)
Net loss and comprehensive loss attributable to the Company’s stockholders	(19,272)	(12,392)
Net loss and comprehensive loss attributable to non-controlling interest	-	-

NET LOSS AND COMPREHENSIVE LOSS	(19,272)	(12,392)

Net loss per share - basic and diluted	$0.00	$0.00

Weighted average common shares outstanding	99,900,942	99,865,228

The accompanying notes form an integral part to these consolidated interim financial statements

FIRST NATIONAL ENERGY CORPORATION

Consolidated Statements of Changes in Stockholders’ Deficiency

For the years ended December 31, 2016 and 3 months ended March 31, 2017

(Amounts Expressed US Dollars)

	Number of Common Shares	Common Shares Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Non- controlling Interests	Total Stockholders’ Deficiency
		$	$	$	$	$	$
Balance as of December 31, 2014	99,865,228	99,765	103,329	(876,475)	(10)	58	(673,338)
Net loss for the year	-	-	-	(22,612)	-	(5)	(22,612)

Balance as of December 31, 2015	99,865,228	99,765	103,329	(899,087)	(10)	53	(695,950)
Net loss for the year	-	-	-	(12,364)	-	-	(12,364)

Balance as of December 31, 2016 (audited)	99,865,228	99,765	103,329	(911,451)	(10)	53	(708,314)
Sales of 50,000 shares of common stock	50,000	50	16,450	-	-	-	16,500
Net loss for the year	-	-	-	(19,272)	-	-	(19,272)

Balance as of March 31, 2017 (unaudited)	99,915,228	99,815	119,779	(930,723)	(10)	53	(711,086)

The accompanying notes form an integral part to these consolidated interim financial statements

FIRST NATIONAL ENERGY CORPORATION

Consolidated Statements of Cash Flows

For the 3 months ended December 31,

(Amounts Expressed US Dollars)

	2017	2016
	$	$
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	(19,272)	(12,392)
Decrease in accounts payable and accrued liabilities	(14,511)	(6,731)

Net cash used in operating activities	(33,783)	(19,123)
CASH FLOWS FROM FINANCING ACTIVITIES

Increase in loan from director	17,283	18,473
Issuance of shares, net of financing expenses	16,500	-

Net cash provided by financing activities	33,783	18,473

NET DECREASE IN CASH	-	(650)
Cash, beginning of period	1,059	1,937

CASH, END OF PERIOD	1,059	1,287

The accompanying notes form an integral part to these consolidated interim financial statements

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

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a) Basis of Presentation and Consolidation

The interim consolidated financial statements include the accounts of First National Energy Corporation, its wholly-owned subsidiary First National Energy (Canada) Corporation and its 99.99% owned subsidiary Pavana Power Corporation. All material inter-company amounts have been eliminated.

The accompanying unaudited interim consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 8-03 of Regulation S-X related to smaller reporting companies.

The unaudited interim consolidated financial statements should be read in conjunction with the financial statements and Notes thereto together with management’s discussion and analysis of financial condition and results of operations contained in the Company’s annual report on Form 10-K for the year ended December 31, 2016. In the opinion of management, the accompanying unaudited interim consolidated financial statements reflect all adjustments of a normal recurring nature considered necessary to fairly state the financial position of the Company at March 31, 2017, the results of its operations for the three months ended March 31, 2017 and 2016, and its cash flows for the three months ended March 31, 2017 and 2016. In addition, some of the Company’s statements in its quarterly report on Form 10-Q may be considered forward-looking and involve risks and uncertainties that could significantly impact expected results. The results of operations for the three months ended March 31, 2017 are not necessarily indicative of results to be expected for the full year.

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

As of March 31, 2017, there was $nil of recognized expense related to non-vested stock-based compensation arrangements granted.

4. LICENSES FOR TECHNOLOGY

	2017		2016
	Cost	Net Book Value	Net Book Value
North American Technology License	$100	$100	$100
Indian Technology License	$100	$100	$100
Total	$200	$200	$200

5. INTANGIBLE ASSET

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

7 LOAN PAYABLE TO DIRECTOR AND RELATED PARTY TRANSACTIONS

Transactions with related parties are incurred in the normal course of business and are measured at the exchange amount which is the amount of consideration established by and agreed to by the related parties.

A director of the Company has advanced monies to the Company to pay certain expenses. The advances have no interest rate and is due on demand. The amount owing to the director was $142,400 ($125,117 in 2016).

8. CAPITAL STOCK

a) Authorized

300,000,000 Common shares, $0.001 per value

b) Issued

99,915,228 Common shares (2016: 99,865,228 Common shares) valued at $99,815 (2016: $99,765)

9. SEGMENTED INFORMATION

The Company, after reviewing its operating systems, has determined that it has no reportable segment and geographic segment. The Company’s operations are all related to the provision of wind-driven solutions for power generation. All assets of the business are located in the United States of America.

10. COMMITMENT AND CONTINGENCIES

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

On March 31, 2017, the Company had no interest-bearing debt.

12. FINANCIAL INSTRUMENTS

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Unless otherwise indicated, references in this Quarterly Report on Form 10-Q to “we,” “us,” and “our” are to the Company, unless the context requires otherwise. The following discussion and analysis by our management of our financial condition and results of operations should be read in conjunction with our unaudited condensed interim financial statements and the accompanying related notes included in this quarterly report and our audited financial statements and related notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2016 filed with the Securities and Exchange Commission.

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

Additional information concerning these and other risks and uncertainties is contained in our filings with the Securities and Exchange Commission, including the section entitled “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2016.

Unless otherwise indicated or the context otherwise requires, all references in this Form 10-Q to “we,” “us,” “our,” “our Company,” “First National Energy Corporation” or refer to First National Energy Corporation and its subsidiaries.

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

Results of Operations

Three Months Ended March 31, 2017, compared to the Three Months Ended March 31, 2016

Assets

Licensed technology assets, net of amortization, were unchanged at $200

Revenues

We did not generate any operating revenues in the three months ended March 31, 2017.

Costs and Expenses

Amortization of Acquired Technology

There was no amortization of our technology assets during the three months ended March 31, 2017, as compared to $-0- during the comparable period in 2016.

General and Administrative

Operating expenses increased to $19,272 during the three months ended March 31, 2017, as compared to $12,392 during the comparable period in 2016.

Liquidity and Capital Resources

Cash was $1,059 at March 31, 2017, compared to $1,059 at December 31, 2016.

Total operating expenses were $19,272 during the three months ended March 31, 2017 compared to $12,392 at March 31, 2016.

We generated $17,283 from financing activities during the three months ended March 31, 2017 compared to $18,473 during the comparable period in 2016 due to additional funding by a shareholder. In the three months ended March 31, 2017, management also closed a private placement for $16,500 as additional funding

Our Company is a development stage company and have not generated any operating revenues as of March 31, 2017. In addition, we will continue to incur net losses and cash flow deficiencies from operating activities for the foreseeable future.

Based on its cash flow projections, we will need additional financing to carry out its planned business activities and complete its plan of operations through December 31, 2017. At our Company’s present level of activities, our Company’s cash is considered insufficient and this draws a substantial doubt as to our Company’s ability to continue as a going concern.

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

Our Company’s independent registered public accounting firm expressed substantial doubt about our Company’s ability to continue as a going concern in the audit report on our Company’s audited financial statements for the fiscal year ended December 31, 2016 included in the 2016 Form 10-K and in the footnotes to these unaudited interim financial statements for the quarter ended March 31, 2017.

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

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

As of March 31, 2017, the Registrant carried out an evaluation of the effectiveness of the Registrant’s disclosure controls and procedures (as defined by Rule 13a-15(e) under the Securities Exchange Act of 1934) under the supervision and with the participation of the Registrant’s chief executive and chief financial officer. Based on and as of the date of such evaluation, the aforementioned officer has concluded that the Registrant’s disclosure controls and procedures were not effective.

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

Changes In Internal Control Over Financial Reporting

During the interim period ended March 31, 2017, there were no changes to this system of internal controls or in other factors that could significantly affect those controls.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

The Registrant is not a party to any pending or threatened legal proceedings.

Item 1A. Risk Factors

Not required under Regulation S-K for “smaller reporting companies.”

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

In the three months ended March 31, 2017, management also closed for a private placement for $16,500 for 50,000 shares of common stock.

Other than the above, the Registrant has not sold any unregistered equity securities during the period covered by this report.

Item 3. Defaults Upon Senior Securities. Not Applicable.

There were no defaults upon senior securities during the period ended March 31, 2017.

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

101 INS XBRL Instance Document

101 SCH XBRL Taxonomy Extension Schema Document

101 CAL XBRL Taxonomy Calculation Linkbase Document

101 DEF XBRL Taxonomy Extension Definition Linkbase Document

101 LAB XBRL Taxonomy Labels Linkbase Document

101 PRE XBRL Taxonomy Presentation Linkbase Document

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

FIRST NATIONAL ENERGY CORPORATION

Dated: June 20, 2017	/s/ Gregory Sheller
Gregory Sheller, Chief Executive Officer