Form 10-Q
period 2017-06-30
First National Energy Corp.
filed 2017-10-26
CIK 1142129

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

or

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________.

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

As of June 30, 2017, there were 99,915,228 common shares issued and outstanding.

Transitional Small Business Disclosure Format Yes [  ] No [X]

First National Energy Corporation

Interim Consolidated Financial Statements

June 30, 2017

(Amounts expressed in US Dollars)

(unaudited)

Index

Interim Consolidated Balance Sheets as at June 30, 2017 (unaudited) and December 31, 2016 (audited)	3

Interim Consolidated Statements of Operations and Comprehensive Loss for the six and three months ended June 30, 2017 (unaudited) and June 30, 2016 (unaudited)	4

Interim Consolidated Statements of Stockholders’ Deficiency for the six months ended June 30, 2017 (unaudited) and year ended December 31, 2016 (audited)	5

Interim Consolidated Statements of Cash Flows for the six months ended June 30, 2017 (unaudited) and June 30, 2016 (unaudited)	6

Notes to Interim Consolidated Financial Statements	7 - 12

The accompanying notes form an integral part to these consolidated interim financial statements

FIRST NATIONAL ENERGY CORPORATION

Interim Consolidated Balance Sheets

As of June 30, 2017 and December 31, 2016

(Amounts Expressed US Dollars)

	2017	2016
	$	$
	(unaudited)	(audited)
ASSETS
CURRENT
Cash	1,689	1,059

Total Current Assets	1,689	1,059
LICENSES FOR TECHNOLOGY (Note 4)	200	200

Total assets	1,889	1,259

LIABILITIES
CURRENT
Accounts payable and accrued liabilities	32,493	44,456
Loan payable to director (note 7)	141,046	125,117
Loan payable (note 6)	-	540,000
Loan payable to related party (note 6)	540,000	-

Total current liabilities	713,539	709,573

Going Concern (Note 2)
Related Party Transactions (Note7)
Commitment and Contingencies (Note 10)

STOCKHOLDERS’ DEFICIENCY

Capital Stock (note 8)	99,815	99,765
Additional paid-in Capital	123,279	103,329
Accumulated Deficit	(934,787)	(911,451)
Accumulated Other Comprehensive Loss	(10)	(10)

Total Stockholders’ Deficiency Attributable to the Company’s Stockholders	(711,703)	(708,367)

Non-controlling interest	53	53

Total Stockholders’ Deficiency	(711,650)	(708,314)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIENCY	1,889	1,259

The accompanying notes form an integral part of these consolidated interim financial statements

FIRST NATIONAL ENERGY CORPORATION

Interim Consolidated Statements of Operations and Other Comprehensive Loss

For the six and three months ended

(Amounts Expressed US Dollars)

	6 months ended June 30		3 months ended June 30
	2017	2016	2017	2016
	$	$	$	$
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
REVENUE	-	-	-	-
EXPENSES
General and administrative	23,336	(16,025)	4,064	(28,417)
Total Operating Expenses	23,336	(16,025)	4,064	(28,417)
INCOME (LOSS) BEFORE INCOME TAXES	(23,336)	16,025	(4,064)	28,417
Income taxes	-	-	-	-
NET INCOME (LOSS)	(23,336)	16,025	(4,064)	28,417
Net Income (Loss) and comprehensive Income (loss) attributable to the Company’s stockholders	(23,336)	16,025	(4,064)	28,417
Net Income (Loss) and comprehensive Income (loss) attributable to non-controlling interests	-	-	-	-
NET AND COMPREHENSIVE INCOME (LOSS)	(23,336)	16,025	(4,064)	28,417
Net earnings (loss) per share – basic and diluted	$(0.00)	$0.00	$(0.00)	$0.00
Weighted average common shares outstanding	99,908,046	99,865,228	99,915,228	99,865,228

The accompanying notes form an integral part of these consolidated interim financial statements

FIRST NATIONAL ENERGY CORPORATION

Interim Consolidated Statements of Changes in Stockholders’ Deficiency

For the six months ended June 30, 2017 and year ended December 31, 2016

(Amounts Expressed US Dollars)

					Accumulated
	Number of	Common	Additional		Other	Non-		Total
	Common	Shares	Paid-in	Accumulated	Comprehensive	controlling		Stockholders’
	Shares	Amount	Capital	Deficit	Loss	Interests		Deficiency
		$	$	$		$		$

Balance as of December 31, 2014	99,865,228	99,765	103,329	(876,475)	(10)	58		(673,338)

Net loss for the year	-	-	-	(22,612)	-	(5)		(22,612)

Balance as of December 31, 2015	99,865,228	99,765	103,329	(899,087)	(10)	53		(695,950)

Net loss for the year	-	-	-	(12,364)	-	-		(12,364)

Balance as of December 31, 2016 (audited)	99,865,228	99,765	103,329	(911,451)	(10)	53		(708,314)

Sales of 50,000 shares of common stock	50,000	50	24,950	-	-	-		25,000
Financing Costs			(5,000)					(5,000)
Net loss for the period	-	-	-	(23,336)	-	-	-	(23,336)

Balance as of June 30, 2017 (unaudited)	99,915,228	99,815	123,279	(934,787)	(10)	53		(711,650)

The accompanying notes form an integral part of these consolidated interim financial statements

FIRST NATIONAL ENERGY CORPORATION

Interim Consolidated Statements of Cash Flows

For the six months ended June 30,

(Amounts Expressed US Dollars)

	2017	2016
	$	$

CASH FLOWS FROM OPERATING ACTIVITIES

Net income (loss)	(23,336)	16,025
Decrease in accounts payable and accrued liabilities	(11,963)	(26,584)

Net cash used in operating activities	(35,299)	(10,560)

CASH FLOWS FROM FINANCING ACTIVITIES

Increase in loan from director	15,929	9,683
Issuance of shares	25,000	-
Less share issuance finance cost	(5,000)
Purchase of Intangible	-	(1)

Net cash provided by financing activities	35,929	9,682

NET INCREASE (DECREASE) IN CASH	630	(878)

Cash, beginning of period	1,059	1,937

CASH, END OF PERIOD	1,689	1,059

The accompanying notes form an integral part to these consolidated interim financial statements

FIRST NATIONAL ENERGY CORPORATION

Notes to Interim Consolidated Financial Statements

June 30, 2017

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

FIRST NATIONAL ENERGY CORPORATION

Notes to Interim Consolidated Financial Statements

June 30, 2017

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

2. GOING CONCERN

The Company’s consolidated financial statements are prepared using accounting principles generally accepted in the United States of America and applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company has not generated any revenues from its planned principal operations through June 30, 2017 and has recorded losses since inception, has negative working capital, has yet to achieve profitable operations and expects further losses in the development of its business. There can be no assurance that the Company will have adequate capital resources to fund planned operations or that any additional funds will be available to the Company when needed, or if available, will be available on favorable terms in the amounts required by the Company. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

FIRST NATIONAL ENERGY CORPORATION

Notes to Interim Consolidated Financial Statements

June 30, 2017

(Amounts expressed in US Dollars)

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a) Basis of Presentation and Consolidation

The unaudited interim consolidated financial statements include the accounts of First National Energy Corporation, its wholly-owned subsidiary First National Energy (Canada) Corporation and its 99.99% owned subsidiary Pavana Power Corporation. All material inter-company amounts have been eliminated.

The accompanying unaudited interim consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 8-03 of Regulation S-X related to smaller reporting companies.

The unaudited interim consolidated financial statements should be read in conjunction with the financial statements and Notes thereto together with management’s discussion and analysis of financial condition and results of operations contained in the Company’s annual report on Form 10-K for the year ended December 31, 2016. In the opinion of management, the accompanying unaudited interim consolidated financial statements reflect all adjustments of a normal recurring nature considered necessary to fairly state the financial position of the Company at June 30, 2017, the results of its operations for the six and three months ended June 30, 2017 and 2016, and its cash flows for the six months ended June 30, 2017 and 2016. In addition, some of the Company’s statements in its quarterly report on Form 10-Q may be considered forward-looking and involve risks and uncertainties that could significantly impact expected results. The results of operations for the six months ended June 30, 2017 are not necessarily indicative of results to be expected for the full year.

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

As of June 30, 2017, there was $nil of recognized expense related to non-vested stock-based compensation arrangements granted.

FIRST NATIONAL ENERGY CORPORATION

Notes to Interim Consolidated Financial Statements

June 30, 2017

(Amounts expressed in US Dollars)

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

In the event the Company or a related or assigned party does not use the assets transferred in the transaction within a period of 3 years from the date the memorandum of understanding was accepted as a final agreement on February 5th 2016, Serge Bolotov will have the right, but not the obligation, to purchase all unused assets, following ten days written notice to the Company or a related or assigned party for the amount of US $5,000.

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

FIRST NATIONAL ENERGY CORPORATION

Notes to Interim Consolidated Financial Statements

June 30, 2017

(Amounts expressed in US Dollars)

6. LOAN PAYABLE TO RELATED PARTY (cont’d)

On October 28, 2016, Boreas assigned its loan receivable due from the Company to one of the Company’s shareholders. The amount previously owed by the Company to Boreas is now owed to a shareholder of the Company. The loan to shareholder is non-interest bearing, is due on demand and has no security or conversion features.

7. LOAN PAYABLE TO DIRECTOR AND RELATED PARTY TRANSACTIONS

Transactions with related parties are incurred in the normal course of business and are measured at the exchange amount which is the amount of consideration established by and agreed to by the related parties.

A director of the Company has advanced monies to the Company to pay certain expenses. The advances have no interest rate and is due on demand. The amount owing to the director was $141,046 ($125,117 in 2016).

8. CAPITAL STOCK

a) Authorized

300,000,000 Common shares, $0.001 per value

b) Issued

99,915,228 Common shares (2016: 99,865,228 Common shares) valued at $99,815 (2016: $99,765).

In 2017, the Company offered up to 500,000 shares of common stock at a price of $0.50 per share, $.0001 par value (the “Offering”). On January 27, 2017, in connection with the Offering, the Company issued and sold on a private placement basis, 50,000 shares at a price of $0.50 per share for total proceeds of $25,000. Financing expenses in the amount of $5,000 pursuant to the private placement were recorded as a reduction in additional paid-in capital.

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

FIRST NATIONAL ENERGY CORPORATION

Notes to Interim Consolidated Financial Statements

June 30, 2017

(Amounts expressed in US Dollars)

10. COMMITMENT AND CONTINGENCIES (cont’d)

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

iv.

The Company or a related or assigned party will act to appoint Serge Bolotov as a member of the Board of Directors. Upon successful appointment to the Board, the Company or a related or assigned party will issue the vendor 100,000 common shares as compensation for his Board of Director appointment and for Director services. As of June 30, 2017, the vendor has not yet been appointed to the Board.

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

On June 30, 2017, the Company had no interest-bearing debt.

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

Results of Operations

Six Months Ended June 30, 2017, compared to the Six Months Ended June 30, 2016

Assets

Licensed technology assets, net of amortization, were unchanged at $200

Revenues

We did not generate any operating revenues in the six months ended June 30, 2017.

Costs and Expenses

Amortization of Acquired Technology

There was no amortization of our technology assets during the six months ended June 30, 2017, as compared to $-0- during the comparable period in 2016.

General and Administrative

Operating expenses increased to $23,336 during the six months ended June 30, 2017, as compared to $16,025 during the comparable period in 2016.

Liquidity and Capital Resources

Cash was $1,689 at June 30, 2017, compared to $1,059 at December 31, 2016.

Total operating expenses were $23,336 during the six months ended June 30, 2017 compared to $16,025 at June 30, 2016.

We generated $35,929 from financing activities during the six months ended June 30, 2017 compared to $9,682 during the comparable period in 2016 due to additional funding by a shareholder. In the six months ended June 30, 2017, management also closed a private placement for $20,000 (net of financing) as additional funding

Our Company is a development stage company and have not generated any operating revenues as of June 30, 2017. In addition, we will continue to incur net losses and cash flow deficiencies from operating activities for the foreseeable future.

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

Our Company’s independent registered public accounting firm expressed substantial doubt about our Company’s ability to continue as a going concern in the audit report on our Company’s audited financial statements for the fiscal year ended December 31, 2016 included in the 2016 Form 10-K and in the footnotes to these unaudited interim financial statements for the quarter ended June 30, 2017.

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

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

As of June 30, 2017, the Registrant carried out an evaluation of the effectiveness of the Registrant’s disclosure controls and procedures (as defined by Rule 13a-15(e) under the Securities Exchange Act of 1934) under the supervision and with the participation of the Registrant’s chief executive and chief financial officer. Based on and as of the date of such evaluation, the aforementioned officer has concluded that the Registrant’s disclosure controls and procedures were not effective.

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

Changes In Internal Control Over Financial Reporting

During the interim period ended June 30, 2017, there were no changes to this system of internal controls or in other factors that could significantly affect those controls.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

The Registrant is not a party to any pending or threatened legal proceedings.

Item 1A. Risk Factors

Not required under Regulation S-K for “smaller reporting companies.”

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

In the six months ended June 30, 2017, management also closed for a private placement for $20,000 (net of financing expenses) for 50,000 shares of common stock.

Other than the above, the Registrant has not sold any unregistered equity securities during the period covered by this report.

Item 3. Defaults Upon Senior Securities. Not Applicable.

There were no defaults upon senior securities during the period ended June 30, 2017.

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

FIRST NATIONAL ENERGY CORPORATION

Dated: October 26, 2017	/s/ Gregory Sheller
Gregory Sheller, Chief Executive Officer