Form 10-Q
period 2017-09-30
First National Energy Corp.
filed 2018-01-12
CIK 1142129

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

or

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

As of September 30, 2017, there were 99,915,228 common shares issued and outstanding.

Transitional Small Business Disclosure Format Yes [  ] No [X]

First National Energy Corporation

Interim Consolidated Financial Statements

September 30, 2017

(Amounts expressed in US Dollars)

(unaudited)

Index

Interim Consolidated Balance Sheets as at September 30, 2017 (unaudited) and December 31, 2016 (audited)	3

Interim Consolidated Statements of Operations and Comprehensive Loss for the nine and three months ended September 30, 2017 (unaudited) and September 30, 2016 (unaudited)	4

Interim Consolidated Statements of Stockholders’ Deficiency for the nine months ended September 30, 2017 (unaudited) and year ended December 31, 2016 (audited)	5

Interim Consolidated Statements of Cash Flows for the nine months ended September 30, 2017 (unaudited) and September 30, 2016 (unaudited)	6

Condensed Notes to Interim Consolidated Financial Statements	7 - 12

FIRST NATIONAL ENERGY CORPORATION

Interim Consolidated Balance Sheets

As of September 30, 2017 and December 31, 2016

(Amounts Expressed US Dollars)

	September 30, 2017	December 31, 2016
	$ (unaudited)	$ (audited)
ASSETS
CURRENT ASSETS
Cash	1,674	1,059

Total Current Assets	1,674	1,059
LICENSES FOR TECHNOLOGY (Note 4)	200	200

Total Assets	1,874	1,259

LIABILITIES
CURRENT LIABILITIES
Accounts payable and accrued liabilities	29,097	44,456
Loan payable to director (Note 7)	145,331	125,117
Loan payable to related party (note 6)	540,000	540,000
	714,428	709,573

Going Concern (Note 2)
Related Party Transactions (Note 7)
Commitment (Note 10)

STOCKHOLDERS’ DEFICIENCY
Capital Stock ($.001 par value, 300,000,000 common shares authorized, 99,915,228 issued and outstanding as of June 30, 2017 and 99,865,228 as of December 31, 2016	99,815	99,765
Additional paid-in Capital	123,279	103,329
Deficit Accumulated during the development stage	(935,691)	(911,451)
Accummulated other comprehensive loss	(10)	(10)
Total Stockholders’ Deficieny Attributable to the Company’s Stockholders	(712,607)	(708,367)
Non-controlling interest	53	53

Total FNEC Stockholders’ Deficit	(712,554)	(708,314)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIENCY	1,874	1,259

The accompanying notes form an integral part of these consolidated interim financial statements

FIRST NATIONAL ENERGY CORPORATION

Interim Consolidated Statements of Operations and Other Comprehensive Loss

For the nine and three months ended

(Amounts Expressed US Dollars)

	9 months ended September 30		3 months ended September 30
	2017	2016	2017	2016
	$	$	$	$
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
REVENUE	-	-	-	-
EXPENSES
General and administrative	24,240	(16,024)	904	-
Total Operating Expenses	24,240	(16,024)	904	-
INCOME (LOSS) BEFORE INCOME TAXES	(24,240)	16,024	(904)	-
Income taxes	-	-	-	-
NET INOME (LOSS)	(24,240)	16,024	(904)	-
Net Income (Loss) and comprehensive Income (loss) attributable to the Company’s stockholders	(24,240)	16,024	(904)	-
Net Income (Loss) and comprehensive Income (loss) attributable to non-controlling interests	-	-	-	-
NET AND COMPREHENSIVE INCOME (LOSS)	(24,240)	16,024	(904)	-
Net earnings (loss) per share – basic and diluted	$(0.00)	$0.00	$(0.00)	$0.00
Weighted average common shares outstanding	99,900,942	99,865,228	99,900,942	99,865,228

The accompanying notes form an integral part of these consolidated interim financial statements

FIRST NATIONAL ENERGY CORPORATION

Interim Consolidated Statements of Changes in Stockholders’ Deficiency

For the nine months ended September 30, 2017 and year ended December 31, 2016

(Amounts Expressed US Dollars)

	Number of	Common	Additional		Accumulated Other	Non-	Total
	Common	Shares	Paid-in	Accumulated	Comprehensive	controlling	Stockholders’
	Shares	Amount	Capital	Deficit	Loss	Interests	Deficiency
		$	$	$	$	$	$

Balance as of December 31, 2014	99,865,228	99,765	103,329	(876,475)	(10)	58	(673,338)

Net loss for the year	-	-	-	(22,612)	-	(5)	(22,612)

Balance as of December 31, 2015	99,865,228	99,765	103,329	(899,087)	(10)	53	(695,950)

Net loss for the year	-	-	-	(12,364)	-	-	(12,364)

Balance as of December 31, 2016 (audited)	99,865,228	99,765	103,329	(911,451)	(10)	53	(708,314)

Sales of 50,000 shares of common stock	50,000	50	24,950	-	-	-	25,000
Financing Costs			(5,000)				(5.000)
Net loss for the period	-	-	-	(24,240)	-	-	(24,240)

Balance as of September 30, 2017 (unaudited)	99,915,228	99,815	123,279	(935,691)	(10)	53	(712,554)

The accompanying notes form an integral part of these consolidated interim financial statements

FIRST NATIONAL ENERGY CORPORATION

Interim Consolidated Statements of Cash Flows

For the nine months ended September 30,

(Amounts Expressed US Dollars)

	September 30 2017	September 30 2016
	$ (unaudited)	$ (unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES

Net income (loss)	(24,240)	16,024
Adjustments for items not affecting cash Decrease in accounts payable and accrued liabilities	(15,359)	(26,584)

Net cash used in operating activities	(39,599)	(10,560)

CASH FLOWS FROM FINANCING ACTIVITIES

Loan from Director	20,214	9,683
Issuance of shares	25,000
Less share issuance finance cost	(5,000)
Purchase of Intangible (Note 5)	-	(1)

Net cash provided by financing activities	40,214	9,682

NET INCREASE (DECREASE) IN CASH	615	(878)

Cash, beginning of period	1,059	1,937

CASH, END OF PERIOD	1,674	1,059

The accompanying notes form an integral part to these consolidated interim financial statements

FIRST NATIONAL ENERGY CORPORATION

Notes to Interim Consolidated Financial Statements

September 30, 2017

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

September 30, 2017

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

The Company’s consolidated financial statements are prepared using accounting principles generally accepted in the United States of America and applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company has not generated any revenues from its planned principal operations through September 30, 2017 and has recorded losses since inception, has negative working capital, has yet to achieve profitable operations and expects further losses in the development of its business. There can be no assurance that the Company will have adequate capital resources to fund planned operations or that any additional funds will be available to the Company when needed, or if available, will be available on favorable terms in the amounts required by the Company. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

September 30, 2017

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

The unaudited interim consolidated financial statements should be read in conjunction with the financial statements and Notes thereto together with management’s discussion and analysis of financial condition and results of operations contained in the Company’s annual report on Form 10-K for the year ended December 31, 2016. In the opinion of management, the accompanying unaudited interim consolidated financial statements reflect all adjustments of a normal recurring nature considered necessary to fairly state the financial position of the Company at September 30, 2017, the results of its operations for the three months ended September 30, 2017 and 2016, and its cash flows for the three months ended September 30, 2017 and 2016. In addition, some of the Company’s statements in its quarterly report on Form 10-Q may be considered forward-looking and involve risks and uncertainties that could significantly impact expected results. The results of operations for the three months ended September 30, 2017 are not necessarily indicative of results to be expected for the full year.

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

As of September 30, 2017, there was $nil of recognized expense related to non-vested stock-based compensation arrangements granted.

FIRST NATIONAL ENERGY CORPORATION

Notes to Interim Consolidated Financial Statements

September 30, 2017

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

On March 22, 2010, the Company acquired an exclusive territorial 25 year Supplemental Wind Energy Generator (“SWEG”) Technology license for the Republic of India (“India”), from Boreas. The stockholders of Boreas hold a controlling interest in the Company. The technology of Boreas maximizes the energy productivity of existing wind turbines by capturing energy that flows through an underneath existing wind turbine systems. The consideration due from the Company to Boreas was a deferred cash payment of $600,000, and a future royalty equal to 5% of the subsidiary’s “EBITDA” (earnings before interest, taxes, depreciation and amortization) from exploitation of the acquired license.

On November 8, 2010, the subsidiary paid Boreas $60,000 as a payment due under the India technology license agreement, leaving a balance of cash consideration due of $540,000. The remaining debt is non-interest bearing and is due on demand.

FIRST NATIONAL ENERGY CORPORATION

Notes to Interim Consolidated Financial Statements

September 30, 2017

(Amounts expressed in US Dollars)

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

A director of the Company has advanced monies to the Company to pay certain expenses. The advances have no interest rate and is due on demand. The amount owing to the director was $145,331 ($125,117 in 2016).

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

FIRST NATIONAL ENERGY CORPORATION

Notes to Interim Consolidated Financial Statements

September 30, 2017

(Amounts expressed in US Dollars)

iii.	The Company or a related or assigned party will act to appoint Serge Bolotov as a member of the Board of Directors. Upon successful appointment to the Board, the Company or a related or assigned party will issue the vendor 100,000 common shares as compensation for his Board of Director appointment and Director services. As at December 31, 2016, the vendor has not yet been appointed to the Board.

iv.	The Company or a related or assigned party will act to appoint Serge Bolotov as a member of the Board of Directors. Upon successful appointment to the Board, the Company or a related or assigned party will issue the vendor 100,000 common shares as compensation for his Board of Director appointment and for Director services. As of September 30, 2017, the vendor has not yet been appointed to the Board.

c)	Effective February 1, 2016, the Company executed an agreement with legal counsel to pay a monthly fee of $2,500 commencing February 1, 2016 with respect to legal matters of securities regulation, private placements, corporate governance, and related matters in connection with the Company. The two parties reserve the right to terminate or withdraw from the agreement at any time.

d)	Pursuant to Note 1 (b), under the Technology License and Stock Purchase Agreement signed with Boreas, the Company agreed to pay certain future royalties to Boreas from net future revenues realized by the Company from the technology license.

11.	CAPITAL MANAGEMENT

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

On September 30, 2017, the Company had no interest-bearing debt.

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

Liquidity risk:

The Company monitors its liquidity position regularly to assess whether it has the funds necessary to fulfill planned commitments on its alternative energy technology or viable options are available to fund such commitments from new equity issuance or alternative sources such as debt financing. However, without significant internally generated cash flow, there are inherent liquidity risks, including the possibility that additional financing may not be available to the Company, or that actual development expenditures may exceed those planned. The current uncertainty in global markets could have an impact on the Company’s future ability to access capital on terms that are acceptable to the Company. The company has so far been able to raise the required financing to meet its obligations on time. The Company continues to pursue potential investees and have already secured additional equity financing from investors subsequent to the period end.

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

Results of Operations

Nine Months Ended September 30, 2017, compared to the Nine Months Ended September 30, 2016

Assets

Licensed technology assets, net of amortization, were unchanged at $200.

Revenues

We did not generate any operating revenues in the nine months ended September 30, 2017.

Costs and Expenses

Amortization of Acquired Technology

There was no amortization of our technology assets during the nine months ended September 30, 2017, as compared to $-0- during the comparable period in 2016.

General and Administrative

Operating expenses increased to $24,240 during the nine months ended September 30, 2017, as compared to $16,024 during the comparable period in 2016.

Liquidity and Capital Resources

Cash was $1674 at September 30, 2017, compared to $1,059 at December 31, 2016.

Total operating expenses were $24,240 during the nine months ended September 30, 2017 compared to $16,024 at September 30, 2016.

We generated $40,214 from financing activities during the nine months ended September 30, 2017 compared to $9,682 during the comparable period in 2016 due to additional funding by a shareholder. In the nine months ended September 30, 2017, management also closed a private placement for $20,000 (net of financing) as additional funding.

Our Company is a development stage company and have not generated any operating revenues as of September 30, 2017. In addition, we will continue to incur net losses and cash flow deficiencies from operating activities for the foreseeable future.

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

Our Company’s independent registered public accounting firm expressed substantial doubt about our Company’s ability to continue as a going concern in the audit report on our Company’s audited financial statements for the fiscal year ended December 31, 2016 included in the 2016 Form 10-K and in the footnotes to these unaudited interim financial statements for the quarter ended September 30, 2017.

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

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

As of September 30, 2017, the Registrant carried out an evaluation of the effectiveness of the Registrant’s disclosure controls and procedures (as defined by Rule 13a-15(e) under the Securities Exchange Act of 1934) under the supervision and with the participation of the Registrant’s chief executive and chief financial officer. Based on and as of the date of such evaluation, the aforementioned officer has concluded that the Registrant’s disclosure controls and procedures were not effective.

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

Changes In Internal Control Over Financial Reporting

During the interim period ended September 30, 2017, there were no changes to this system of internal controls or in other factors that could significantly affect those controls.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

The Registrant is not a party to any pending or threatened legal proceedings.

Item 1A. Risk Factors

Not required under Regulation S-K for “smaller reporting companies.”

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

In the six months ended September 30, 2017, management also closed for a private placement for $20,000 (net of financing) for 50,000 shares of common stock.

Other than the above, the Registrant has not sold any unregistered equity securities during the period covered by this report.

Item 3. Defaults Upon Senior Securities. Not Applicable.

There were no defaults upon senior securities during the period ended September 30, 2017.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit No.	Document

2.1 (7)	Memorandum of Understanding between First National Energy Corporation and Serge Bolotov, dated February 3, 2016, accepted as binding February 5, 2016.

3.1(1)	Articles of Incorporation

3.2 (4)	Articles of Incorporation (Nevada)

3.2(1)	Bylaws

4.1(2)	2005 Stock Incentive Plan For Employees And Consultants (2)

4.2(8)	2016 Omnibus Equity Compensation Plan

10.1(3)	Letter of Intent with Boreas Research Corporation, dated April 17, 2009

10.2(4)	First Amendment Of Technology License And Stock Purchase Agreement with Boreas Research Corporation, dated May 14, 2009

10.3(5)	Novation Agreement with Boreas Research Corporation, dated April 18, 2011.

14.1 (6)	Financial Code of Ethics

31.1*	Sect. 302 Certification Statement of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Sect. 302 Certification Statement of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 Sect.

32.1*	Sect. 906 Certification Statement of the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act Of 2002

32.2*	Sect. 906 Certification Statement of the Principal Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act Of 2002

101 INS	XBRL Instance Document
101 SCH	XBRL Taxonomy Extension Schema Document
101 CAL	XBRL Taxonomy Calculation Linkbase Document
101 DEF	XBRL Taxonomy Extension Definition Linkbase Document
101 LAB	XBRL Taxonomy Labels Linkbase Document
101 PRE	XBRL Taxonomy Presentation Linkbase Document

(1)	Incorporated by reference to the Company’s Form SB-2 filed on September 8, 2001.

(2)	Incorporated by reference to the Company’s Form S-8, filed April 11, 2005.

(3)	Incorporated by reference to the Company’s Form 8-K, filed April 21, 2009.

(4)	Incorporated by reference to the Company’s Form 8-K, filed May 26, 2009.

(5)	Incorporated by reference to the Company’s Form 8-K, filed April 20, 2011.

(6)	Incorporated by reference to Exhibit 19 in the Company’s Form 10-K, filed March 16, 2012.

(7)	Incorporated by reference to the Company’s Form 8-K, filed February 16, 2016.

(8)	Incorporated by reference to the Company’s Form S-8, filed February 23, 2016.

* Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST NATIONAL ENERGY CORPORATION

Dated: January 12, 2018	/s/ Gregory Sheller
Gregory Sheller, Chief Executive Officer