Form 10-K
period 2017-12-31
First National Energy Corp.
filed 2018-06-08
CIK 1142129

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2017

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

As of December 31, 2017, the last day of registrant’s fiscal year, the aggregate market value of the registrant’s common stock, $0.001 par value, held by non-affiliates, computed by reference to the closing sale price of the common stock reported on the OTC Pink Sheets as of December 31, 2017, was $6,702,044 For purposes of the above statement only, all directors, executive officers and 10% shareholders are assumed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares outstanding of the registrant’s Common Stock, $0.001 par value, as of June 8, 2018 was 100,225,228.

Documents Incorporated By Reference           None

CERTIFICATION PURSUANT TO SECTION 302 (a) OF THE SARBANES-OXLEY ACT OF 2002

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350 AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

Page...2

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

Page...3

PART I

ITEM 1. BUSINESS

Business Development

First National Energy Corporation (“Company”) was incorporated as Capstone International Corporation on November 16, 2000, in the state of Delaware, and has a class of shares registered with the Securities and Exchange Commission on Form SB-2 (SEC File No. 333-62588, filed on June 8, 2001). The Company’s name was changed to “First National Power Corporation” on January 28, 2004, and was changed again to “First National Energy Corporation” on February 12, 2009, at which time the Company effected a reverse stock split, adopted a holding company structure, and relocated its corporate charter from Delaware to Nevada as part of the reorganization described in the next succeeding paragraph.

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

Page...4

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

Page...5

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

Page...6

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

Page...7

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

Page...8

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

Page...9

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

Page...10

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

Page...11

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

Page...12

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

Page...13

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

Page...14

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

Page...15

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

Year ended December 31, 2017	High	Low
4th quarter, ended December 31, 2017	$1.00	$0.55
3rd quarter, ended September 30, 2017	$0.75	$0.75
2nd quarter, ended June 30, 2017	$0.85	$0.60
1st quarter, ended March 31, 2017	$1.00	$0.40

Year ended December 31, 2016	High	Low
4th quarter, ended December 31, 2016	$1.15	$.40
3rd quarter, ended September 30, 2016	$1.40	$.70
2nd quarter, ended June 30, 2016	$1.49	$.70
1st quarter, ended March 31, 2016	$1.50	$.90

Holders.

At December 31, 2017, there were approximately 28 holders of the Registrant’s common stock.

Page...16

Dividend Policy.

As of December 31, 2017, the Company has not paid any dividends to its shareholders and does not intend to pay dividends to its shareholders in the foreseeable future. However, there are no restrictions which would limit the ability of the Company to pay dividends in the future.

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
(2)

In February 2017, the Company adopted the 2017 Omnibus Equity Compensation Plan. 5,000,000 shares of common stock were reserved pursuant to the Omnibus Equity Compensation Plan. As at December 31, 2017, the Company has not yet issued any shares of common stock under this plan.

(3)	The following information is provided in accordance with Item 201(d) (Market Price of and Dividends on the Registrant’s Common Equity and Related Stockholder Matters) of Regulation S-K:

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans [excluding securities reflected in column (a)] (c)
Equity compensation plans approved by security holders	None	N/A	None
Equity compensation plans not approved by security holders	5,000,000	N/A	5,000,000 Common Shares
Shares expired with the plan itself	None	N/A	-0-)
Total	5,000,000	N/A	5,000,000 Common Shares

Sales of Unregistered Securities

During the 2017 Fiscal year, there were the following capital transactions.

-	January 27, 2017, the Company closed a private placement of 50,000 shares sold at a price of $0.50 per share
-	December 1, 2017, the Company closed a private placement of 30,000 shares sold at a price of $0.50 per share
-	December 5, 2017, the Company issued 250,000 shares to a consultant who has been instrumental in the development of new business for the Company

Issuer Purchases of Equity Securities

None.

Page...17

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

Page...18

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

Page...19

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

Page...20

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

Results of Operations for the Years Ended December 31, 2016 and 2015

Liquidity and Capital Resources

	31-Dec-17	31-Dec-16	31-Dec-15	31-Dec-14	31-Dec-13
Income	-	-	-	-	-
Administration Expenses	176,676	12,364	22,612	12,092	15,347
Development Expenses
Net Loss	176,676	12,364	22,612	12,092	15,347

	31-Dec-17	31-Dec-16	31-Dec-15	31-Dec-14	31-Dec-13
Current Assets	644	1,059	1,937	2,437	1,296
Current Liabillities	725,834	709,573	698,087	675,775	662,542
Resulting Working Capital	(725,190)	(708,514)	(696,150)	(673,338)	(661,246)

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

Page...21

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

Cash Flows from Operating Activities

	31-Dec-17	31-Dec-16	31-Dec-15	31-Dec-14	31-Dec-13
Net Cash used in activities	(60,014)	(15,761)	(34,259)	2,908	(18,847)
Net cash from financing	59,599	14,883	33,959	(1,767)	17,144

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

Page...22

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

Page...23

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

(b) Changes in internal control over financial reporting

There were no changes in our internal controls over financial reporting that occurred during the year ended December 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE.

Executive Officers and Directors

Set forth below is information regarding our executive officers and directors as of December 31, 2017

Gregory Sheller	60	Director, Chief Executive Officer, Chairman of the Board
Peter Wanner	65	Director, Chief Financial Officer
Gianni Caputo	37	Director, Vice President, Secretary

GREGORY SHELLER - Director, Chairman of the Board of Directors, Chief Executive Officer and President of the Company. Mr. Sheller is and for the past six years has been principally employed as a real estate consultant with Re/Max Alliance Group, a real estate firm headquartered in Sarasota, Florida.

Mr. Sheller’s education and work experience qualify him to serve as a director and officer of the Company.

PETER WANNER - Director, Treasurer, and Chief Financial Officer.

Mr. Wanner is a qualified accountant certified in Canada and Ontario and for the past 24 years has served as a business consultant to start-up companies, as well as companies in refinancing and turnaround. He also has 31 years of experience in financing accounting, including 2 years in public accounting as well as international experience working in Mexico, United Kingdom and United States. Mr. Wanner has served as a director since May 4, 2004. The term of office for any director is for a period of one year, or until the next annual meeting (or special meeting in lieu of an annual) of the shareholders. Mr. Wanner has served as a director and officer of the Company since May 4, 2004. :

Page...24

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

Page...25

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

Page...26

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

Name and principal position	Year	Salary	Bonus	Stock awards	Option awards	Nonequity in-centive plan compensation	Nonqualified deferred compensation earnings	All other compensation	Total
Gregory Sheller, President CEO	2017	$0	$0	$0	$0	$0	$0	$0	$0
	2016	$0	$0	$0	$0	$0	$0	$0	$0
Peter Wanner, Chief Financial Officer	2017	$0	$0	$0	$0	$0	$0	$0	$0
	2016	$0	$0	$0	$0	$0	$0	$0	$0
Gianni Caputo, Vice President	2017	$0	$0	$0	$0	$0	$0	$0	$0
	2016	$0	$0	$0	$0	$0	$0	$0	$0

Outstanding Equity Awards at Fiscal Year End

There were no outstanding equity awards held by our Named Executive Officers as of December 31, 2017:

Options Exercises and Stocks Vested

There were no options exercised and stocks vested as at December 31, 2017.

Page...27

Grants of Plan-Based Awards

There were no grants of plan-based awards as at December 31, 2017.

Non-Qualified Deferred Compensation

As at December 31, 2017, the Company had no formalized deferred compensation plan.

Golden Parachute Compensation

As at December 31, 2017, the Company had no arrangements in place relating to the termination of employees.

Compensation of Directors

The Company, as of December 31, 2017, did not compensate Directors.

Pension Benefits

As of December 31, 2017, the Company had no pension or retirement plans.

Equity Compensation Plan Information

There were no grants under any equity compensation plan as of December 31, 2017.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth information regarding the beneficial ownership of shares of the Registrant’s common stock as of December 31, 2017 (100,195,228 common shares issued and outstanding) by (i) all stockholders known to the Registrant to be beneficial owners of more than 5% of the outstanding common stock; and (ii) all officers and directors of the Registrant, individually and as a group (each person has sole voting power and sole dispositive power as to all of the shares shown as beneficially owned by them):

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership(1)	Percent of Class
Common	Frank Cavicchia , 1551 Second Street, Sarasota FL 34236	85,462,000	85.30%
Common	Gregory Sheller, 1551Second Street Sarasota, FL 34236	40,000	0.04%
Common	Gianni Caputo, 1551 Second Street Sarasota FL 34236	296,400	0.30%
Common	Peter Wanner, 44 Greystone Crescent, Georgetown, ON Canada L7G 1G9	165,000	0.17%
Common	Directors and officers as a group	85,963,400	85.8%

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

Page...28

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

Page...29

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

2017: $17,000

2016: $17,000

(2) Audit-Related Fees: Aggregate fees billed in each of the last two (2) fiscal years for assurance and related services by the principal accountant that are reasonably related to the performance of the audits or reviews of the financial statements and are not reported previously.

2017: $-0-

2016: $-0-

(3) Tax Fees: Aggregate fees billed in each of the last two (2) fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning.

2017: $-0-

2016: $-0-

(4) All Other Fees: Aggregate fees billed in each of the last two (2) fiscal years for products and services provided by the principal accountant, other than the services previously reported.

2017: $-0-

2016: $-0-

(5) Audit Committee Pre-Approval Procedures. The Board of Directors has not, to date, appointed an Audit Committee.

(6) Not applicable.

Page...30

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a)	The following documents are filed as part of this report:

Consolidated Financial Statements

Consolidated Balance Sheets as of December 31, 2017 and 2016

Consolidated Statements of Operations and Comprehensive Loss for the Years ended December 31, 2017 and 2016

Consolidated Statements of Stockholders’ Equity (Deficiency) for the years ended December 31, 2017 and 2016

Consolidated Statements of Cash Flows for the years ended December 31, 2017 and 2016

Notes to Consolidated Financial Statements for the years ended December 31, 2017 and 2016

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

Page...31

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act, the registrant has duly caused this annual report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

Registrant:	FIRST NATIONAL ENERGY CORPORATION

Date: June 8, 2018	By:	/s/ Gregory Sheller
Gregory Sheller
Chief Executive Officer

Date: June 8, 2018	By:	/s/ Peter Wanner
Peter Wanner
Chief Financial (Accounting) Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: June 8, 2018	By:	/s/ Gregory Sheller
Gregory Sheller
Chief Executive Officer, Director

Date: June 8, 2018	By:	/s/ Peter Wanner
Peter Wanner
Chief Financial Officer, Director

Date: June 8, 2018	By:	/s/ Gianni Caputo
Gianni Caputo
Director

Page...32

First National Energy Corporation

Consolidated Financial Statements

December 31, 2017 and 2016

(Amounts expressed in US Dollars)

Report of Independent Registered Public Accounting Firm

Schwartz Levitsky Feldman llp
CHARTERED ACCOUNTANTS
LICENSED PUBLIC ACCOUNTANTS
TORONTO • MONTREAL

SLF

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the board of directors of
First National Energy Corporation

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of First National Energy Corporation as of December 31, 2017 and 2016, the related consolidated statements of operations and other comprehensive loss, changes in stockholders' deficiency and cash flows, for each of the two years in the period ended December 31, 2017 and the related notes (collectively referred to as the "consolidated financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also include evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

2300 Yonge Street, Suite 1500, Box 2434
Toronto, Ontario M4P 1E4
Tel: 416 785 5353
Fax: 416 785 5663

SLF

Going Concern Matter

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has not generated any revenues and has significant negative working capital as of December 31, 2017 that raise substantial doubt about its ability to continue as a going concern. Management's plans in regards to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Schwartz Levitsky Feldman llp

We have served as the Company's auditor since 2005.

Toronto, Ontario
June 8, 2018

Chartered Accountants
Licensed Public Accountants

FIRST NATIONAL ENERGY CORPORATION

Consolidated Balance Sheets

As of December 31,

(Amounts Expressed in US Dollars)

	2017	2016
	$	$
ASSETS
CURRENT
Cash	644	1,059

Total Current Assets	644	1,059
LICENSES FOR TECHNOLOGY (Note 4)	200	200

Total assets	844	1,259

LIABILITIES
CURRENT
Accounts payable and accrued liabilities	36,118	44,456
Loan payable to director (Note 9)	149,716	125,117
Loan payable to related party (Note 5)	540,000	540,000

Total current liabilities	725,834	709,573

Going Concern (Note 2)
Related Party Transactions (Note 9)
Commitment and Contingencies (Note 11)

STOCKHOLDERS’ DEFICIENCY

Capital Stock (Note 6)	100,095	99,765

Additional paid-in Capital	262,999	103,329

Accumulated Deficit	(1,088,127)	(911,451)

Accumulated Other Comprehensive Loss	(10)	(10)

Total Stockholders’ Deficiency Attributable to the Company’s Stockholders	(725,043)	(708,367)

Non-controlling interest	53	53

Total Stockholders’ Deficiency	(724,990)	(708,314)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIENCY	844	1,259

The accompanying notes are an integral part of these consolidated financial statements.

FIRST NATIONAL ENERGY CORPORATION

Consolidated Statements of Operations and Other Comprehensive Loss

For the years ended December 31,

(Amounts Expressed in US Dollars)

	2017	2016
	$	$

REVENUE	-	-

EXPENSES
General and administrative	51,676	12,364
Share-based compensation	125,000	-

TOTAL OPERATING EXPENSES	176,676	12,364

LOSS BEFORE INCOME TAXES	(176,676)	(12,364)
Income taxes (Note 7)	-	-

NET LOSS AND COMPREHENSIVE LOSS	(176,676)	(12,364)

Net loss and comprehensive loss attributable to the Company’s stockholders	(176,676)	(12,364)

Net loss and comprehensive loss attributable to non-controlling interest	-	-

	(176,676)	(12,364)

Net loss per share - basic and diluted	$(0.00)	$(0.00)

Weighted average common shares outstanding	99,932,707	99,865,228

The accompanying notes are an integral part of these consolidated financial statements.

FIRST NATIONAL ENERGY CORPORATION

Consolidated Statements of Changes in Stockholders’ Deficiency

For the years ended December 31,

(Amounts Expressed in US Dollars)

					Accumulated
	Number of	Common	Additional		Other	Non-	Total
	Common	Shares	Paid-in	Accumulated	Comprehensive	controlling	Stockholders’
	Shares	Amount	Capital	Deficit	Loss	Interest	Deficiency
		$	$	$	$	$	$

Balance as of December 31, 2015	99,865,228	99,765	103,329	(899,087)	(10)	53	(695.950)

Net loss for the year	-	-	-	(12,364)	-	-	(12,364)

Balance as of December 31, 2016	99,865,228	99,765	103,329	(911,451)	(10)	53	(708,314)

Sale of 50,000 shares of common stock	50,000	50	24,950				25,000
Financing Costs			(5,000)				(5,000)
Sale of 30,000 shares of common stock	30,000	30	14,970				15,000
Share-based compensation	250,000	250	124,750				125,000
Net loss for the year	-	-	-	(176,676)	-	-	(176,676)

Balance as of December 31, 2017	100,195,228	100,095	262,999	(1,088,127)	(10)	53	(724,990)

The accompanying notes are an integral part of these consolidated financial statements.

FIRST NATIONAL ENERGY CORPORATION

Consolidated Statements of Cash Flows

For the years ended December 31,

(Amounts Expressed in US Dollars)

	2017	2016
	$	$

CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	(176,676)	(12,364)
Share-based compensation	125,000
Decrease in accounts payable and accrued liabilities	(8,338)	(3,397)

Net cash used in operating activities	(60,014)	(15,761)

CASH FLOWS FROM FINANCING ACTIVITIES

Increase in loan from director	24,599	14,883
Sale of shares	40,000	-
Finance cost pursuant to sale of shares	(5,000)	-

Net cash provided by financing activities	59,599	14,883

NET DECREASE IN CASH	(415)	(878)

Cash, beginning of year	1,059	1,937

CASH, END OF YEAR	644	1,059

The accompanying notes are an integral part of these consolidated financial statements.

FIRST NATIONAL ENERGY CORPORATION

Notes to the Consolidated Financial Statements

December 31, 2017 and 2016

(Amounts expressed in US Dollars)

1.	NATURE OF OPERATIONS AND PURCHASE OF TECHNOLOGY

a)	Nature of operations

First National Energy Corporation (the “Company”) was incorporated in the State of Delaware on November 16, 2000.

The Company’s business purpose is the provision of wind-driven solutions for power generation. Current projects for the Company are the completion of power generation projects from supplemental wind generation technologies.

The company is close to commence marketing its product and has been trying to establish the use of its technology in various applications.

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

FIRST NATIONAL ENERGY CORPORATION

Notes to the Consolidated Financial Statements

December 31, 2017 and 2016

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

The Company has been looking into the commercial applicability of this technology in various applications.

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

The Company has been looking into the commercial applicability of this technology in various applications.

2.	GOING CONCERN

The Company’s consolidated financial statements are prepared using accounting principles generally accepted in the United States of America and applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company has not generated any revenues from its planned principal operations through December 31, 2017 and has recorded losses since inception, has negative working capital, has yet to achieve profitable operations and expects further losses in the development of its business. There can be no assurance that the Company will have adequate capital resources to fund planned operations or that any additional funds will be available to the Company when needed, or if available, will be available on favorable terms in the amounts required by the Company. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

FIRST NATIONAL ENERGY CORPORATION

Notes to the Consolidated Financial Statements

December 31, 2017 and 2016

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

The preparation of financial statements for any period involves the use of estimates as the precise determination of assets and liabilities, and revenues and expenses, depends on future events. Actual amounts may differ from these estimates. Significant estimates include the valuation of allowances for deferred tax assets.

c)	Financial Instruments

The Company’s financial instruments consist of cash, accounts payable and accrued liabilities, and loans payable to related party and to director. Unless otherwise noted, it is management’s opinion that the Company is not exposed to significant interest, or credit risks arising from these financial instruments. The fair values of these financial instruments approximate their carrying values due to the relatively short period to maturity for these instruments.

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

Assets and liabilities measured at fair value as of December 31, 2017 and 2016 are classified below based on the three fair value hierarchy tiers described above:

FIRST NATIONAL ENERGY CORPORATION

Notes to the Consolidated Financial Statements

December 31, 2017 and 2016

(Amounts expressed in US Dollars)

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont’d)

c)	Financial Instruments (cont’d)

	2017		2016
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
Cash	644	644	1,059	1,059
Accounts payable and accrued liabilities	36,118	36,118	44,456	44,456
Loan payable to director	149,716	149,716	125,117	125,117
Loan payable to related party	540,000	540,000	540,000	540,000

Cash has been measured using Level 1 of the fair value hierarchy. Accounts payable and accrued liabilities, loans payable to related party and director have been measured using Level 3 of the fair value hierarchy.

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

Intangible assets include the technology licenses which are amortized over the estimated useful life of 10 years on a straight line basis. However, since these licenses were previously written down to a nominal value, no amortization was recognized during the year for accounting purposes.

g)	Loss per share

Basic loss per share is computed by dividing net loss by the weighted average number of common shares outstanding for the year. Diluted loss per share is computed by dividing net loss by the weighted average number of common shares outstanding plus common stock equivalents (if dilutive). As of December 31, 2017, there were no common stock equivalents.

FIRST NATIONAL ENERGY CORPORATION

Notes to the Consolidated Financial Statements

December 31, 2017 and 2016

(Amounts expressed in US Dollars)

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont’d)

h)	Stock-Based Compensation

The Company accounts for equity instruments issued in exchange for the receipt of goods or services from parties other than employees using the estimated fair market value of the consideration received or estimated fair value of the equity instruments issued, whichever is more reliably measurable. The value of equity instruments issued for consideration other than employee services is determined on the earlier of a performance commitment or completion of performance by the provider of goods or services. As of December 31, 2017, there was $nil of unrecognized expense related to stock-based compensation, and stock based compensation expense relating to all employees and non-employees were $125,000 and $nil for the years ended December 31, 2017 and 2016.

i)	Foreign Currency

The parent Company maintains its books and records in U.S. dollars which is its functional and reporting currency. One of the Company’s operating subsidiary is a foreign private company and maintains its books in Canadian dollars (the functional currency). The subsidiary’s financial statements are converted to US dollars for consolidation purposes. The translation method used is the current rate method, where the functional currency of the subsidiary is the foreign currency. Under the current rate method all assets and liabilities are translated at the current rate, stockholders’ equity are translated at historical rates and revenues and expenses are translated at average rates for the year. Due to the dormant status of the wholly owned subsidiary, there have been no adjustments for the past years.

j)	Recent Accounting Pronouncements

The Company has reviewed all recently issued, but not yet effective, accounting pronouncements and other than the below, does not expect the future adoption of any such pronouncements to have a significant impact on its results of operations, financial condition or cash flow.

FASB ASU 2017-11 “Earnings Per Share (Topic 260), Distinguishing Liabilities from Equity (Topic 480) and Derivatives and Hedging (Topic 815)” - In July 2017, the FASB issued 2017-11. The guidance eliminates the requirement to consider “down round” features when determining whether certain equity-linked financial instruments or embedded features are indexed to an entity’s own stock. Our warrants issued with our convertible notes are treated as derivative instruments, because they include a “down round” feature. The ASU is effective for annual periods beginning after December 15, 2018, and for interim periods within those years, with early adoption permitted. Early adoption of this guidance could have a significant impact on our financial statements, as it would effectively eliminate the warrant derivative liability and the gain or loss from changes in the fair value of the warrant derivative liability. We do not expect this ASU to have a significant impact on our consolidated financial statements and related disclosures.

FASB ASU 2017-09 “Scope of Modification Accounting (Topic 718)” - In May 2017, the FASB issued 2017-09. The guidance clarifies the accounting for when the terms of a share-based award are modified. The ASU is effective for annual reporting periods beginning after December 15, 2017, and for interim periods within those years, with early adoption permitted. This new guidance would only impact our consolidated financial statements if, in the future, we modified the terms of any of our share-based awards.

FASB ASU2018-05, “Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No.118” – In March 2018, the amendments provide guidance on when to record and disclose provisional amounts for certain income tax effects of the Tax Cuts and Jobs Act, and also require any provisional amounts or subsequent adjustments to be included in net income. Additionally, ASU 2018-05 discusses required disclosures that an entity must make with regard to the Tax Reform Act. ASU2018-05 is effective immediately as new information is available to adjust provisional amounts that were previously recorded. We do not expect this ASU to have a significant impact on our consolidated financial statements and related disclosures.

FIRST NATIONAL ENERGY CORPORATION

Notes to the Consolidated Financial Statements

December 31, 2017 and 2016

(Amounts expressed in US Dollars)

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont’d)

k)	Non-controlling Interest

Non-controlling interests in the Company’s subsidiaries are recorded in accordance with the provisions of ASC 810 and are reported as a component of equity, separate from the Company’s equity.

4. LICENSES FOR TECHNOLOGY

Licenses are recorded at carrying amount. No amortization was recorded during the year.

	2017	2017	2016
	Cost	Net Book Value	Net Book Value
	$	$	$
North American
Technology License	100	100	100
Indian Technology	100	100	100
License	200	200	200

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

On November 8, 2010, the Pavana subsidiary paid Boreas $60,000 as a payment due under the India technology license agreement, leaving a balance of cash consideration due of $540,000. The remaining debt is non-interest bearing and is due on demand.

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

100,195,228 Common shares (2016: 99,865,228 Common shares) valued at $100,095 (2016: $99,765)

First National Energy Corporation

Notes to the Consolidated Financial Statements

December 31, 2017 and 2016

(Amounts expressed in US Dollars)

6. CAPITAL STOCK (cont’d)

On January 27, 2017, the Company issued and sold on a private placement basis, 50,000 shares at a price of $0.50 per share for total proceeds of $25,000. Financing expenses in the amount of $5,000 pursuant to the private placement were recorded as a reduction in additional paid-in capital.

On December 1, 2017, the Company issued and sold on a private placement basis, 30,000 shares at a price of $0.50 per share for total proceeds of $15,000.

On December 5, 2017, the company issued 250,000 shares to compensate an external consultant for the services performed. The fair value of the shares issued was determined by reference to the most recently private placement offering price. Share-based compensation expense in amount of $125,000 has been recorded.

7. INCOME TAXES

The reconciliation of income taxes at statutory income tax rates to the income tax expense is as follows. The losses incurred by the wholly-owned Canadian subsidiary are insignificant, hence no separate disclosure has been made:

	2017	2016
Loss before income taxes	$(176,676)	$(12,364)
Applicable statutory tax rate	34%	34%
Income tax recovery at statutory rate	(60,070)	(4,204)
Timing difference	(43,420)	(43,420)
Stock-based compensation	42,500	-
Tax loss benefit not recognized	60,990	47,624
Income tax - current and deferred	$-	$-

The enacted U.S. Federal statutory tax rates and estimated state rates for the years is as follows:

	2017	2016
Statutory rate - benefit	34%	34%
State taxes, net of federal benefit	-	-
Effective rate - benefit	34%	34%

First National Energy Corporation

Notes to the Consolidated Financial Statements

December 31, 2017 and 2016

(Amounts expressed in US Dollars)

7. INCOME TAXES (cont’d)

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are as follows:

Deferred tax asset:	2017	2016
Operating losses available to offset future income taxes	$685,077	$624,807
Tax basis of license in excess of accounting basis	276,242	319,663
Deferred tax asset	961,319	943,750
Valuation allowance	(961,319)	(943,750)
Net deferred tax asset	$-	$-

Realization of the deferred tax asset also depend on the Company’s ability to generate taxable income within the carryforward period. Due to uncertainty related to the Company’s ability to generate taxable income sufficient to realize all of its deferred tax assets, the Company has recorded 100% valuation allowance.

As at December 31, 2017, the Company has losses for tax purposes which can be applied against future taxable income. These losses expire as follows:

2037	179,383
2036	140,071
2035	150,320
2034	139,799
2033	143,054
2032	175,273
2031	183,949
2030	187,150
2029	131,602
2028	78,145
2027	30,760
2026	32,912
2025	208,887
2024	233,627

Total	$2,014,932

First National Energy Corporation

Notes to the Consolidated Financial Statements

December 31, 2017 and 2016

(Amounts expressed in US Dollars)

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

A director of the Company has advanced monies to the Company to pay certain expenses. The advances have no interest rate and is due on demand. The amount owing to the director was $149,716 ($125,117 in 2016).

10. SEGMENT DISCLOSURE

The Company, after reviewing its reporting systems, has determined that it has one reportable segment and geographic segment. The Company’s operations are all related to the provision of wind-driven solutions for power generation. All assets of the business are located in the United States of America.

First National Energy Corporation

Notes to the Consolidated Financial Statements

December 31, 2017 and 2016

(Amounts expressed in US Dollars)

11. COMMITMENT AND CONTINGENCIES

a)	Pursuant to Note 1 (c), under the Technology License purchased by Pavana, the Company has a commitment for royalties at 5% of earnings before interest, taxes, depreciation and amortization (“EBITDA”) derived by Pavana using this technology.

b)	Pursuant to the purchase of intellectual property from Serge Bolotov (the “vendor”), the Company has the following commitments related to the purchase:

i.	As consideration for the transaction, the vendor shall be paid 10% of the profits realized by the Company or a related or assigned party and a signing bonus of $1,000,000 to be derived from 11% of the initial profits from the intellectual property.

ii.	Following completion of sufficient funding of the Company or related or assigned party, the following shall occur: the vendor will be paid the sum of $8,000 CAD per month in cash or shares, as long as the vendor is needed as a consultant with the Company or a related or assigned party. The Company or related or assigned party will provide research and development facility with support staff.

iii.	The Company or a related or assigned party will act to appoint Serge Bolotov as a member of the Board of Directors. Upon successful appointment to the Board, the Company or a related or assigned party will issue the vendor 100,000 common shares as compensation for his Board of Director appointment and Director services. As at December 31, 2017, the vendor has not yet been appointed to the Board.

c)	Effective February 1, 2016, the Company executed an agreement with legal counsel to pay a monthly fee of $2,500 commencing February 1, 2016 with respect to legal matters of securities regulation, private placements, corporate governance, and related matters in connection with the Company. The two parties reserve the right to terminate or withdraw from the agreement at any time.

d)	Pursuant to Note 1 (b), under the Technology License and Stock Purchase Agreement signed with Boreas, the Company agreed to pay certain future royalties to Boreas from net future revenues realized by the Company from the technology license.

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

On December 31, 2017, the Company had no interest-bearing debt.

First National Energy Corporation

Notes to the Consolidated Financial Statements

December 31, 2017 and 2016

(Amounts expressed in US Dollars)

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

Liquidity risk:

The Company monitors its liquidity position regularly to assess whether it has the funds necessary to fulfill planned commitments on its alternative energy technology or viable options are available to fund such commitments from new equity issuance or alternative sources such as debt financing. However, without significant internally generated cash flow, there are inherent liquidity risks, including the possibility that additional financing may not be available to the Company, or that actual development expenditures may exceed those planned. The current uncertainty in global markets could have an impact on the Company’s future ability to access capital on terms that are acceptable to the Company. The Company has so far been able to raise the required financing to meet its obligations on time. The Company continues to pursue potential investees.

14. 2017 OMNIBUS EQUITY COMPENSATION PLAN

In February 2017, the Company adopted the 2017 Omnibus Equity Compensation Plan. 5,000,000 shares of common stock were reserved pursuant to the Omnibus Equity Compensation Plan. As at December 31, 2017, the Company has not yet issued any shares of common stock under this plan.

