Form 10-Q
period 2018-03-31
First National Energy Corp.
filed 2018-07-09
CIK 1142129

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

or

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

As of March 31, 2018, there were 100,195,228 common shares issued and outstanding.

Transitional Small Business Disclosure Format Yes [  ] No [X]

First National Energy Corporation

Interim Consolidated Financial Statements

March 31, 2018

(Amounts expressed in US Dollars)

Index

Interim Consolidated Balance Sheets as at March 31, 2018 (unaudited) and December 31, 2017 (audited)	3

Interim Consolidated Statements of Operations and Comprehensive Loss for the three months ended March 31, 2018 (unaudited) and March 31, 2017 (unaudited)	4

Interim Consolidated Statements of Stockholders’ Deficiency for the three months ended March 31, 2018 (unaudited) and year ended December 31, 2017 (audited)	5

Interim Consolidated Statements of Cash Flows for the three months ended March 31, 2018 (unaudited) and March 31, 2017 (unaudited)	6

Condensed Notes to Interim Consolidated Financial Statements	7 – 13

FIRST NATIONAL ENERGY CORPORATION

Consolidated Balance Sheets

As of March 31, 2018 and December 31, 2017

(Amounts Expressed US Dollars)

	March 31, 2018	December 31, 2017
	$ (unaudited)	$ (audited)
ASSETS
CURRENT
Cash	644	644

Total Current Assets	644	644
LICENSES FOR TECHNOLOGY (Note 4)	200	200

Total assets	844	844

LIABILITIES
CURRENT
Accounts payable and accrued liabilities	39,818	36,118
Loan payable to director (Note 8 a))	153,179	149,716
Loan payable to related party (Note 5, Note 8 b))	540,000	540,000

Total current liabilities	732,997	725,834

Going Concern (Note 2)
Related Party Transactions (Note 8)
Commitment and Contingencies (Note 10)

STOCKHOLDERS’ DEFICIENCY

Capital Stock (Note 6)	100,095	100,095

Additional paid-in Capital	262,999	262,999

Accumulated Deficit	(1,095,290)	(1,088,127)

Accumulated Other Comprehensive Loss	(10)	(10)

Total Stockholders’ Deficiency Attributable to the Company’s Stockholders	(732,206)	(725,043)

Non-controlling interest	53	53

Total Stockholders’ Deficiency	(732,153)	(724,990)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIENCY	844	844

The accompanying notes are an integral part of these interim consolidated financial statements.

FIRST NATIONAL ENERGY CORPORATION

Interim Consolidated Statements of Operations and Comprehensive Loss

For the three months ended March 31,

(Amounts Expressed in US Dollars)

	2018	2017
	$ (unaudited)	$ (unaudited)

REVENUE	-	-

EXPENSES
General and administrative	7,163	19,272

TOTAL OPERATING EXPENSES	7,163	19,272

LOSS BEFORE INCOME TAXES	(7,163)	(19,272)
Income taxes	-	-

NET LOSS AND COMPREHENSIVE LOSS	(7,163)	(19,272)

Net loss and comprehensive loss attributable to the Company’s stockholders	(7,163)	(19,272)

Net loss and comprehensive loss attributable to non-controlling interest	-	-

	(7,163)	(19,272)

Net loss per share - basic and diluted	$(0.00)	$(0.00)

Weighted average common shares outstanding	100,195,228	99,900,942

The accompanying notes are an integral part of these interim consolidated financial statements.

FIRST NATIONAL ENERGY CORPORATION

Interim Consolidated Statements of Changes in Stockholders’ Deficiency

For the three months ended March 31, 2018 and year ended December 31, 2017

(Amounts Expressed in US Dollars)

					Accumulated
	Number of	Common	Additional		Other	Non-	Total
	Common	Shares	Paid-in	Accumulated	Comprehensive	controlling	Stockholders’
	Shares	Amount	Capital	Deficit	Loss	Interest	Deficiency
		$	$	$	$	$	$

Balance as of December 31, 2015	99,865,228	99,765	103,329	(899,087)	(10)	53	(695,950)

Net loss for the year	-	-	-	(12,364)	-	-	(12,364)

Balance as of December 31, 2016	99,865,228	99,765	103,329	(911,451)	(10)	53	(708,314)

Sale of 50,000 shares of common stock	50,000	50	24,950				25,000
Financing Costs			(5,000)				(5,000)
Sale of 30,000 shares of common stock	30,000	30	14,970				15,000
Share-based compensation	250,000	250	124,750				125,000
Net loss for the year	-	-	-	(176,676)	-	-	(176,676)
Balance as of December 31, 2017 (audited)	100,195,228	100,095	262,999	(1,088,127)	(10)	53	(724,990)

Net loss for the period	-	-	-	(7,163)	-	-	(7,163)
Balance as of March 31, 2018 (unaudited)	100,195,228	100,095	262,999	(1,095,290)	(10)	53	(732,153)

The accompanying notes are an integral part of these interim consolidated financial statements.

FIRST NATIONAL ENERGY CORPORATION

Consolidated Statements of Cash Flows

For the three months ended March 31,

(Amounts Expressed in US Dollars)

	2018	2017
	$	$

CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	(7,163)	(19,272)

Increase (Decrease) in accounts payable and accrued liabilities	3,700	(14,511)

Net cash used in operating activities	(3,463)	(33,783)

CASH FLOWS FROM FINANCING ACTIVITIES

Increase in loan from director	3,463	17,283
Sale of shares, net of financing expenses	-	16,500

Net cash provided by financing activities	3,463	33,783

NET DECREASE IN CASH	-	-

Cash, beginning of year	644	1,059

CASH, END OF PERIOD	644	1,059

The accompanying notes are an integral part of these interim consolidated financial statements.

FIRST NATIONAL ENERGY CORPORATION

Condensed Notes to the Interim Consolidated Financial Statements

March 31, 2018

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

FIRST NATIONAL ENERGY CORPORATION

Condensed Notes to the Interim Consolidated Financial Statements

March 31, 2018

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

2. GOING CONCERN

The Company’s consolidated financial statements are prepared using accounting principles generally accepted in the United States of America and applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. Although the Company is close to commence marketing its product and has been trying to establish the use of its technology in various applications, the Company has not generated any revenues from its planned principal operations through March 31, 2018. The Company has recurring losses since inception, has negative working capital, has yet to achieve profitable operations and expects further losses in the development of its business. There can be no assurance that the Company will have adequate capital resources to fund planned operations or that any additional funds will be available to the Company when needed, or if available, will be available on favorable terms in the amounts required by the Company. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

FIRST NATIONAL ENERGY CORPORATION

Condensed Notes to the Interim Consolidated Financial Statements

March 31, 2018

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

The unaudited interim consolidated financial statements should be read in conjunction with the financial statements and Notes thereto together with management’s discussion and analysis of financial condition and results of operations contained in the Company’s annual report on Form 10-K for the year ended December 31, 2017. In the opinion of management, the accompanying unaudited interim consolidated financial statements reflect all adjustments of a normal recurring nature considered necessary to fairly state the financial position of the Company at March 31, 2018, the results of its operations for the three months ended March 31, 2018 and 2017, and its cash flows for the three months ended March 31, 2018 and 2017. In addition, some of the Company’s statements in its quarterly report on Form 10-Q may be considered forward-looking and involve risks and uncertainties that could significantly impact expected results. The results of operations for the three months ended March 31, 2018 are not necessarily indicative of results to be expected for the full year.

b) 2017 Omnibus Equity Compensation Plan

In February 2017, the Board of Directors approved the 2017 Omnibus Equity Compensation Plan (“Stock Option Plan”) for employees and non-employees. The Stock Option Plan reserves up to five million shares of common stock for issuance.

All awards granted to employees and non-employees after February 1, 2017 are valued at fair value by using the Black-Scholes option pricing model and recognized on a straight line basis over the service periods of each award. The Company accounts for equity instruments issued in exchange for the receipt of goods or services from other than employees using the estimated fair market value of the consideration received or the estimated fair value of the equity instruments issued, whichever is more reliably measurable. The value of equity instruments issued for consideration other than employee services is determined on the earlier of a performance commitment or completion of performance by the provider of goods or services.

If there is a modification of the terms of an award, either by repricing or extending the expiry of the award, the award is re-measured. If the modification results in an increase in the fair value of the new award as compared to the old award immediately prior to the modification, the excess fair value is recognized as compensation expense.

As of March 31, 2018, there was $nil expense recognized related to non-vested stock-based compensation arrangements granted.

FIRST NATIONAL ENERGY CORPORATION

Condensed Notes to the Interim Consolidated Financial Statements

March 31, 2018

(Amounts expressed in US Dollars)

4. LICENSES FOR TECHNOLOGY

Licenses are recorded at carrying amount. No amortization was recorded during the year.

	2018	2018	2017
	Cost	Net Book Value	Net Book Value
	$	$	$
North American
Technology License	100	100	100
Indian Technology	100	100	100
License	200	200	200

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

On October 28, 2016, Boreas assigned its loan receivable to one of the shareholders. The amount previously owed by the Company to Boreas is now owed to a shareholder of the Company. The loan to the shareholder is unsecured, has no conversion features, non-interest bearing, and due on demand. Also see Note 8 b).

6. CAPITAL STOCK

a) Authorized

300,000,000 Common shares, $0.001 per value

b) Issued

100,195,228 Common shares (2017: 100,195,228 Common shares) valued at $100,095 (2017: $100,095)

FIRST NATIONAL ENERGY CORPORATION

Condensed Notes to the Interim Consolidated Financial Statements

March 31, 2018

(Amounts expressed in US Dollars)

7. INTANGIBLE ASSET

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

The future compensation to Serge Bolotov consists of:

-	10% of all profits generated by sale of this technology as royalties
-	A purchase bonus of $1,000,000 to be paid out of 11% of the net profits from the intellectual property. (See also Note 10)

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

8. LOAN PAYABLE TO DIRECTOR AND RELATED PARTY TRANSACTIONS

Transactions with related parties are incurred in the normal course of business and are measured at the exchange amount which is the amount of consideration established by and agreed to by the related parties.

a)	The amount represents advances from a director to support the Company’s working capital. These advances are unsecured, non-interest bearing and are due on demand.

b)	The loan payable to related party is payable to a shareholder. There was no movement during the period. Also see Note 5.

9. SEGMENT DISCLOSURE

The Company, after reviewing its reporting systems, has determined that it has one reportable segment and geographic segment. The Company’s operations are all related to the provision of wind-driven solutions for power generation. All assets of the business are located in the United States of America.

FIRST NATIONAL ENERGY CORPORATION

Condensed Notes to the Interim Consolidated Financial Statements

March 31, 2018

(Amounts expressed in US Dollars)

10. COMMITMENT AND CONTINGENCIES

a)	Pursuant to Note 1 (c), under the Technology License purchased by Pavana, the Company has a commitment for royalties at 5% of earnings before interest, taxes, depreciation and amortization (“EBITDA”) derived by Pavana using this technology. No amounts have been paid as the Company has not commenced any commercial activity.

b)	Pursuant to the purchase of intellectual property from Serge Bolotov (the “vendor”), the Company has the following commitments related to the purchase:

i.	As consideration for the transaction, the vendor shall be paid 10% of the profits realized by the Company or a related or assigned party and a signing bonus of $1,000,000 to be derived from 11% of the initial profits from the intellectual property.

ii.	Following completion of sufficient funding of the Company or related or assigned party, the following shall occur: the vendor will be paid the sum of $8,000 CAD per month in cash or shares, as long as the vendor is needed as a consultant with the Company or a related or assigned party. The Company or related or assigned party will provide research and development facility with support staff.

iii.	The Company or a related or assigned party will act to appoint Serge Bolotov as a member of the Board of Directors. Upon successful appointment to the Board, the Company or a related or assigned party will issue the vendor 100,000 common shares as compensation for his Board of Director appointment and Director services. As at March 31, 2018, the vendor has not yet been appointed to the Board.

The above commitments are not due as none of the conditions have been met.

c)	Effective February 1, 2016, the Company executed an agreement with legal counsel to pay a monthly fee of $2,500 with respect to legal matters of securities regulation, private placements, corporate governance, and related matters in connection with the Company. The two parties reserve the right to terminate or withdraw from the agreement at any time. As of March 31, 2018, no amounts have been accrued in these consolidated financial statements. The legal counsel waived its right to bill agreed upon monthly amounts as no such services have been performed due to the limited commercial activity.

d)	Pursuant to Note 1 (b), under the Technology License and Stock Purchase Agreement signed with Boreas, the Company agreed to pay certain future royalties to Boreas from net future revenues realized by the Company from the technology license. No amounts have been accrued as none of the conditions have been met.

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

As at March 31, 2018 the Company has no interest-bearing debt.

FIRST NATIONAL ENERGY CORPORATION

Condensed Notes to the Interim Consolidated Financial Statements

March 31, 2018

(Amounts expressed in US Dollars)

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

13. 2017 OMNIBUS EQUITY COMPENSATION PLAN

In February 2017, the Company adopted the 2017 Omnibus Equity Compensation Plan. 5,000,000 shares of common stock were reserved pursuant to the Omnibus Equity Compensation Plan. As at March 31, 2018, the Company has not yet issued any shares of common stock under this plan.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Unless otherwise indicated, references in this Quarterly Report on Form 10-Q to “we,” “us,” and “our” are to the Company, unless the context requires otherwise. The following discussion and analysis by our management of our financial condition and results of operations should be read in conjunction with our unaudited condensed interim financial statements and the accompanying related notes included in this quarterly report and our audited financial statements and related notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2017 filed with the Securities and Exchange Commission.

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

Results of Operations

Three Months Ended March 31, 2018, compared to the Three months ended March 31, 2017

Assets

Licensed technology assets, net of amortization, were unchanged at $200

Revenues

We did not generate any operating revenues in the three months ended March 31, 2018.

Costs and Expenses

Amortization of Acquired Technology

There was no amortization of our technology assets during the three months ended March 31, 2018, as compared to $-0- during the comparable period in 2017.

General and Administrative

Operating expenses increased to $7,163 during the three months ended March 31, 2018, as compared to $19,272 during the comparable period in 2017.

Liquidity and Capital Resources

Cash was $644 at March 31, 2018, compared to $644 at December 31, 2017.

Total operating expenses were $7,163 during the three months ended March 31, 2018 compared to $19,272 in 2017.

Our Company is a development stage company and have not generated any operating revenues as of March 31, 2018. In addition, we will continue to incur net losses and cash flow deficiencies from operating activities for the foreseeable future.

Based on its cash flow projections, we will need additional financing to carry out its planned business activities and complete its plan of operations through December 31, 2018. At our Company’s present level of activities, our Company’s cash is considered insufficient and this draws a substantial doubt as to our Company’s ability to continue as a going concern.

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

Our Company’s independent registered public accounting firm expressed substantial doubt about our Company’s ability to continue as a going concern in the audit report on our Company’s audited financial statements for the fiscal year ended December 31, 2017 included in the 2017 Form 10-K and in the footnotes to these unaudited interim financial statements for the quarter ended March 31, 2018.

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

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

As of March 31, 2018, the Registrant carried out an evaluation of the effectiveness of the Registrant’s disclosure controls and procedures (as defined by Rule 13a-15(e) under the Securities Exchange Act of 1934) under the supervision and with the participation of the Registrant’s chief executive and chief financial officer. Based on and as of the date of such evaluation, the aforementioned officer has concluded that the Registrant’s disclosure controls and procedures were not effective.

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

Changes In Internal Control Over Financial Reporting

During the interim period ended March 31, 2018, there were no changes to this system of internal controls or in other factors that could significantly affect those controls.

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

There were no defaults upon senior securities during the period ended March 31, 2018.

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

FIRST NATIONAL ENERGY CORPORATION

Dated: July 09, 2018	/s/ Gregory Sheller
Gregory Sheller, Chief Executive Officer