Form 10-Q
period 2018-06-30
First National Energy Corp.
filed 2018-10-22
CIK 1142129

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

or

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

As of June 30, 2018, there were 100,225,228 common shares issued and outstanding.

Transitional Small Business Disclosure Format Yes [  ] No [X]

First National Energy Corporation

Interim Consolidated Financial Statements

June 30, 2018

(Amounts expressed in US Dollars)

(unaudited)

Index

Interim Consolidated Balance Sheets as at June 30, 2018 (unaudited) and December 31, 2017 (audited)	3

Interim Consolidated Statements of Operations and Other Comprehensive Loss for the six and three months ended June 30, 2018 (unaudited) and June 30, 2017 (unaudited)	4

Interim Consolidated Statements of changes in Stockholders’ Deficiency for the six months ended June 30, 2018 (unaudited) and year ended December 31, 2017 (audited)	5

Interim Consolidated Statements of Cash Flows for the six months ended June 30, 2018 (unaudited) and June 30, 2017 (unaudited)	6

Condensed Notes to Interim Consolidated Financial Statements	7 - 15

FIRST NATIONAL ENERGY CORPORATION

Interim Consolidated Balance Sheets

As of June 30, 2018, and December 31, 2017

(Amounts Expressed US Dollars)

	June 30, 2018	December 31, 2017
	$ (unaudited)	$ (audited)
ASSETS
CURRENT ASSETS
Cash	644	644

Total Current Assets	644	644
LICENSES FOR TECHNOLOGY (Note 4)	200	200

Total Assets	844	844

LIABILITIES
CURRENT LIABILITIES
Accounts payable and accrued liabilities	36,318	36,118
Loan payable to director (Note 8)	155,769	149,716
Loan payable to related party (Note 5)	540,000	540,000
	732,087	725,834

Going Concern (Note 2)
Related Party Transactions (Note 8)
Commitment (Note 10)

STOCKHOLDERS’ DEFICIENCY
Capital Stock ($.001 par value, 300,000,000 common shares authorized, 100,225,228 issued and outstanding as of June 30, 2018 and 100,195,228 as of December 31, 2017	100,125	100,095
Additional paid-in Capital	277,969	262,999
Deficit	(1,109,380)	(1,088,127)
Accumulated other comprehensive loss	(10)	(10)
Total Stockholders’ Deficiency Attributable to the Company’s Stockholders	(731,296)	(725,043)
Non-controlling interest	53	53

Total FNEC Stockholders’ Deficit	(731,243)	(724,990)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIENCY	844	844

The accompanying notes form an integral part of these interim consolidated interim financial statements

FIRST NATIONAL ENERGY CORPORATION

Interim Consolidated Statements of Operations and Other Comprehensive Loss

For the six and three months ended

(Amounts Expressed US Dollars)

	6 months ended June 30		3 months ended June 30
	2018	2017	2018	2017
	$	$	$	$
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
REVENUE	-	-	-	-
EXPENSES
General and administrative	21,253	23,336	17,590	4,064
Total Operating Expenses	21,253	23,336	17,590	4,064
LOSS BEFORE INCOME TAXES	(21,253)	(23,336)	(17,590)	(4,064)
Income taxes	-	-	-	-
NET INOME (LOSS)	(21,253)	(23,336)	(17,590)	(4,064)
Net Loss and comprehensive Income loss attributable to the Company’s stockholders	(21,253)	(23,336)	(17,590)	(4,064)
Net Income (Loss) and comprehensive Income (loss) attributable to non-controlling interests	-	-	-	-
NET LOSS AND COMPREHENSIVE LOSS	(21,253)	(23,336)	(17,590)	(4,064)
Net loss per share – basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Weighted average common shares outstanding	100,225,228	99,908,046	100,225,228	99,915,228

The accompanying notes form an integral part of these interim consolidated interim financial statements

FIRST NATIONAL ENERGY CORPORATION

Interim Consolidated Statements of Changes in Stockholders’ Deficiency

For the periods ended December 31, 2014 to March 31, 2018

(Amounts expressed in US Dollars)

	Common stock - number of shares	Common stock - dollar amount at par value	Additional paid-in capital	Accumulated Deficit	Accumulated other comprehensive loss	Non- controlling interests	Total stockholders’ deficit
		$	$	$	$	$	$

Balance as of December 31, 2014 (audited)	99,865,228	99,765	103,329	(876,475)	(10)	53	(673,338)

Net Loss for the year	-	-	-	(22,612)	-	-	(22,612)

Balance as of December 31, 2015 (audited)	99,865,228	99,765	103,329	(899,087)	(10)	53	(695,950)

Net loss for the Period	-	-	-	(12,364)	-	-	(12,364)

Balance as of December 31, 2016 (audited)	99,865,228	99,765	103,329	(911,451)	(10)	53	(708,314)

Sale of Shares	50,000	50	24,950				25,000
Financing Costs			(5,000)				(5,000)
Sale of shares	30,000	30	14,970				15,000
Stock based compensation	250,000	250	124,750				125,000
Net Loss for the Period	-	-	-	(176,676)	-	-	(176,676)

Balance as of December 31, 2017 (audited)	100,195,228	100,095	262,999	(1,088,127)	(10)	53	(724,990)

Sale of Shares	30,000	30	14,970				15,000
Net Loss for the Period	-	-	-	(21,253)	-	-	(21,253)
Balance as of June 30, 2018 (unaudited)	100,225,228	100,125	277,969	(1,109,380)	(10)	53	(731,243)

The accompanying notes form an integral part of these interim consolidated interim financial statements

FIRST NATIONAL ENERGY CORPORATION

Interim Consolidated Statements of Cash Flows

For the six months ended June 30,

(Amounts Expressed US Dollars)

	2018	2017
	$ (unaudited)	$ (unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	(21,253)	(23,336)
Adjustments for items not affecting cash
Increase (decrease) in accounts payable and accrued liabilities	200	(11,963)

Net cash used in operating activities	(21,053)	(35,299)

CASH FLOWS FROM FINANCING ACTIVITIES

Loan from Director	6,053	15,929
Issuance of shares	15,000	25,000
Less share issuance finance cost	-	(5,000)

Net cash provided by financing activities	21,053	35,929

NET INCREASE (DECREASE) IN CASH	0	630

Cash, beginning of period	644	1,059

CASH, END OF PERIOD	644	1,689

The accompanying notes form an integral part to these consolidated interim financial statements

FIRST NATIONAL ENERGY CORPORATION

Notes to Interim Consolidated Financial Statements

June 30, 2018

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

In exchange for the Company acquiring the technology license from Boreas at the Closing pursuant to the Agreement (as amended by the Amendment), the Stockholders of Boreas received an aggregate of 98,800,000 new restricted and unregistered common shares of the Company’s common stock. Accordingly, the Boreas Stockholders now own 98.60% of the Company’s 100,225,228 outstanding common shares. No finder’s fees were paid or consulting agreements entered into by the Company in connection with the transaction.

Prior to the transaction, there were no material relationships between the Company and Boreas, between Boreas and the Company’s affiliates, directors or officers, or between any associates of Boreas and the Company’s officers or directors. All of the Company’s transaction liabilities were settled on or immediately following the Closing.

FIRST NATIONAL ENERGY CORPORATION

Notes to Interim Consolidated Financial Statements

June 30, 2018

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

The Company has imported into Canada two units. One of the units has been erected on a potential client’s site in an urbanized setting. The unit was monitored for over 9 months, including last winter and found to be functioning exactly as described. Changes to the installation routine and location vis-a-vis the unit accepting the power and the battery pack have all been codified and the next installation will power up far quicker.

The second unit imported is available for inspection at the Company compound. Other prospective clients have had their engineers visit the site.

Discussions on funding operations as well as debt arrangements for floor plan sales to clients is ongoing.

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

The Company’s interim consolidated financial statements are prepared using accounting principles generally accepted in the United States of America and applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company has not generated any revenues from its planned principal operations through June 30, 2018 and has recorded losses since inception, has negative working capital, has yet to achieve profitable operations and expects further losses in the development of its business. There can be no assurance that the Company will have adequate capital resources to fund planned operations or that any additional funds will be available to the Company when needed, or if available, will be available on favorable terms in the amounts required by the Company. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

June 30, 2018

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

The unaudited interim consolidated financial statements should be read in conjunction with the financial statements and Notes thereto together with management’s discussion and analysis of financial condition and results of operations contained in the Company’s annual report on Form 10-K for the year ended December 31, 2017. In the opinion of management, the accompanying unaudited interim consolidated financial statements reflect all adjustments of a normal recurring nature considered necessary to fairly state the financial position of the Company at June 30, 2018, the results of its operations for the six months ended June 30, 2018 and 2017, and its cash flows for the six months ended June 30, 2018 and 2017. In addition, some of the Company’s statements in its quarterly report on Form 10-Q may be considered forward-looking and involve risks and uncertainties that could significantly impact expected results. The results of operations for the six months ended June 30, 2018 are not necessarily indicative of results to be expected for the full year.

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

FIRST NATIONAL ENERGY CORPORATION

Notes to Interim Consolidated Financial Statements

June 30, 2018

(Amounts expressed in US Dollars)

c) Financial Instruments (cont’d)

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

Assets and liabilities measured at fair value as of June 30, 2018 and December 31, 2017 are classified below based on the three fair value hierarchy tiers described above:

	2018		2017
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
Cash	644	644	1,689	1,689
Accounts payable and accrued liabilities	36,318	36,318	32,493	32,493
Loan payable to director	155,769	155,769	141,407	141,407
Loan payable to related party	540,000	540,000	540,000	540,000

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

FIRST NATIONAL ENERGY CORPORATION

Notes to Interim Consolidated Financial Statements

June 30, 2018

(Amounts expressed in US Dollars)

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont’d)

f) Intangible Assets

Intangible assets include the technology licenses which are amortized over the estimated useful life of 10 years on a straight- line basis. However, since these licenses were previously written down to a nominal value, no amortization was recognized during the year for accounting purposes.

g) Loss per share

Basic loss per share is computed by dividing net loss by the weighted average number of common shares outstanding for the year. Diluted loss per share is computed by dividing net loss by the weighted average number of common shares outstanding plus common stock equivalents (if dilutive). As of June 30, 2018, there were no common stock equivalents.

h) Stock-Based Compensation

The Company accounts for equity instruments issued in exchange for the receipt of goods or services from parties other than employees using the estimated fair market value of the consideration received or estimated fair value of the equity instruments issued, whichever is more reliably measurable. The value of equity instruments issued for consideration other than employee services is determined on the earlier of a performance commitment or completion of performance by the provider of goods or services. As of June 30, 2018, the unrecognized expense related to stock-based compensation, and stock -based compensation expense relating to all employees and non-employees were $nil and $nil for the 6-month periods ended June 30, 2018 and 2017 respectively.

i) Foreign Currency

The parent Company maintains its books and records in U.S. dollars which is its functional and reporting currency. One of the Company’s operating subsidiary is a foreign private company and maintains its books in Canadian dollars (the functional currency). The subsidiary’s financial statements are converted to US dollars for consolidation purposes. The translation method used is the current rate method, where the functional currency of the subsidiary is the foreign currency. Under the current rate method all assets and liabilities are translated at the current rate, stockholders’ equity is translated at historical rates and revenues and expenses are translated at average rates for the year. Due to the dormant status of the wholly owned subsidiary, there have been no adjustments for the past years.

j) Recent Accounting Pronouncements

The Company has reviewed all recently issued, but not yet effective, accounting pronouncements and other than the below, does not expect the future adoption of any such pronouncements to have a significant impact on its results of operations, financial condition or cash flow.

FIRST NATIONAL ENERGY CORPORATION

Notes to Interim Consolidated Financial Statements

June 30, 2018

(Amounts expressed in US Dollars)

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont’d)

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

FIRST NATIONAL ENERGY CORPORATION

Notes to Interim Consolidated Financial Statements

June 30, 2018

(Amounts expressed in US Dollars)

5. LOAN PAYABLE TO RELATED PARTY

On March 22, 2010, the Company acquired an exclusive territorial 25-year Supplemental Wind Energy Generator (“SWEG”) Technology license for the Republic of India (“India”), from Boreas. The stockholders of Boreas hold a controlling interest in the Company through their controlling interest in First National Energy Corporation. The technology of Boreas maximizes the energy productivity of existing wind turbines by capturing energy that flows through and underneath existing wind turbine systems. The consideration due from the Company to Boreas was a deferred cash payment of $600,000, and a future royalty equal to 5% of the subsidiary’s “EBITDA” (earnings before interest, taxes, depreciation and amortization) from exploitation of the acquired license.

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

6. CAPITAL STOCK

a) Authorized

300,000,000 Common shares, $0.001 per value

b) Issued

100,225,228 Common shares (2017: 100,195,228 Common shares) valued at $100,125 (2017: $100,195)

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

FIRST NATIONAL ENERGY CORPORATION

Notes to Interim Consolidated Financial Statements

June 30, 2018

(Amounts expressed in US Dollars)

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

A director of the Company has advanced monies to the Company to pay certain expenses. The advances have no interest rate and is due on demand. The amount owing to the director was $155,769 ($149,716 in 2017).

9. SEGMENT DISCLOSURE

The Company, after reviewing its reporting systems, has determined that it has one reportable segment and geographic segment. The Company’s operations are all related to the provision of wind-driven solutions for power generation. All assets of the business are located in the United States of America.

10. COMMITMENT AND CONTINGENCIES

a)	Pursuant to Note 1 (c), under the Technology License purchased by Pavana, the Company has a commitment for royalties at 5% of earnings before interest, taxes, depreciation and amortization (“EBITDA”) derived by Pavana using this technology.

b)	Pursuant to the purchase of intellectual property from Serge Bolotov (the “vendor”), the Company has the following commitments related to the purchase:

i.	As consideration for the transaction, the vendor shall be paid 10% of the profits realized by the Company or a related or assigned party and a signing bonus of $1,000,000 to be derived from 11% of the initial profits from the intellectual property.

ii.	Following completion of sufficient funding of the Company or related or assigned party, the following shall occur: the vendor will be paid the sum of $8,000 CAD per month in cash or shares, as long as the vendor is needed as a consultant with the Company or a related or assigned party. The Company or related or assigned party will provide research and development facility with support staff.

iii.	The Company or a related or assigned party will act to appoint Serge Bolotov as a member of the Board of Directors. Upon successful appointment to the Board, the Company or a related or assigned party will issue the vendor 100,000 common shares as compensation for his Board of Director appointment and Director services. As at December 31, 2017, the vendor has not yet been appointed to the Board.

c)	Effective February 1, 2016, the Company executed an agreement with legal counsel to pay a monthly fee of $2,500 commencing February 1, 2016 with respect to legal matters of securities regulation, private placements, corporate governance, and related matters in connection with the Company. The two parties reserve the right to terminate or withdraw from the agreement at any time. At the time of filing, the Company is delinquent in their payments.

d)	Pursuant to Note 1 (b), under the Technology License and Stock Purchase Agreement signed with Boreas, the Company agreed to pay certain future royalties to Boreas from net future revenues realized by the Company from the technology license.

FIRST NATIONAL ENERGY CORPORATION

Notes to Interim Consolidated Financial Statements

June 30, 2018

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

Capital structure and debt capacity are taken into account when deciding new investments and the Company may consider share buybacks and share issuances as other strategies. No share buybacks have occurred ore are currently contemplated. Debt capital is managed considering the requirement to secure liquidity and the capability to refinance maturing debt.

On June 30, 2018 the Company had no interest-bearing debt.

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

13. 2017 OMNIBUS EQUITY COMPENSATION PLAN

In February 2017, the Company adopted the 2017 Omnibus Equity Compensation Plan. 5,000,000 shares of common stock were reserved pursuant to the Omnibus Equity Compensation Plan. As at June 30, 2018, the Company has issued 30,000 shares of common stock under this plan.

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

Business of Issuer

The Company has imported into Canada two units. One of the units has been erected on a potential client’s site in an urbanized setting. The unit was monitored for over 9 months, including last winter and found to be functioning exactly as described. Changes to the installation routine and location vis-a-vis the unit accepting the power and the battery pack have all been codified and the next installation will power up far quicker.

The second unit imported is available for inspection at the Company compound. Other prospective clients have had their engineers visit the site.

Discussions on funding operations as well as debt arrangements for floor plan sales to clients is ongoing. There is no assurance that we will be successful in raising capital or closing any such merger or acquisition transactions.

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

Results of Operations

Six Months Ended June 30, 2018, compared to the Six months ended June 30, 2017

Assets

Licensed technology assets, net of amortization, were unchanged at $200

Revenues

We did not generate any operating revenues in the nine months ended June 30, 2018.

Costs and Expenses

Amortization of Acquired Technology

There was no amortization of our technology assets during the three months ended June 30, 2018, as compared to $-0- during the comparable period in 2017.

General and Administrative

Operating expenses increased to $3,663 during the three months ended June 30, 2018, as compared to $19,272 during the comparable period in 2017.

Liquidity and Capital Resources

Cash was $644 at June 30, 2018, compared to $644 at December 31, 2017.

Total operating expenses were $3,663 during the three months ended June 30, 2018 compared to $19,272 in 2017, due to additional funding by a shareholder.

Our Company is a development stage company and have not generated any operating revenues as of June 30, 2018. In addition, we will continue to incur net losses and cash flow deficiencies from operating activities for the foreseeable future.

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

Our Company’s independent registered public accounting firm expressed substantial doubt about our Company’s ability to continue as a going concern in the audit report on our Company’s audited financial statements for the fiscal year ended December 31, 2017 included in the 2017 Form 10-K and in the footnotes to these unaudited interim financial statements for the quarter ended June 30, 2018.

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

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

As of June 30, 2018, the Registrant carried out an evaluation of the effectiveness of the Registrant’s disclosure controls and procedures (as defined by Rule 13a-15(e) under the Securities Exchange Act of 1934) under the supervision and with the participation of the Registrant’s chief executive and chief financial officer. Based on and as of the date of such evaluation, the aforementioned officer has concluded that the Registrant’s disclosure controls and procedures were not effective.

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

Changes In Internal Control Over Financial Reporting

During the interim period ended June 30, 2018, there were no changes to this system of internal controls or in other factors that could significantly affect those controls.

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

There were no defaults upon senior securities during the period ended June 30, 2018.

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

FIRST NATIONAL ENERGY CORPORATION

Dated: Oct 22, 2018	/s/ Gregory Sheller
Gregory Sheller, Chief Executive Officer