Form 10-Q
period 2018-09-30
First National Energy Corp.
filed 2018-12-04
CIK 1142129

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [  ] No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

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

As of September 30, 2018, there were 100,225,228 common shares issued and outstanding.

Transitional Small Business Disclosure Format Yes [  ] No [X]

First National Energy Corporation

Interim Consolidated Financial Statements

September 30, 2018

(Amounts expressed in US Dollars)

(unaudited)

Index

Interim Consolidated Balance Sheets as at September 30, 2018 (unaudited) and December 31, 2017 (audited)	3

Interim Consolidated Statements of Operations and Other Comprehensive Loss for the nine and three months ended September 30, 2018 (unaudited) and September 30, 2017 (unaudited)	4

Interim Consolidated Statements of changes in Stockholders’ Deficiency for the nine months ended September 30, 2018 (unaudited) and year ended December 31, 2017 (audited)	5

Interim Consolidated Statements of Cash Flows for the nine months ended September 30, 2018 (unaudited) and September 30, 2017 (unaudited)	6

Condensed Notes to Interim Consolidated Financial Statements	7 - 15

FIRST NATIONAL ENERGY CORPORATION

Interim Consolidated Balance Sheets

As of September 30, 2018, and December 31, 2017

(Amounts Expressed US Dollars)

	September 30, 2018	December 31, 2017
	$ (unaudited)	$ (audited)
ASSETS
CURRENT ASSETS
Cash	11	644

Total Current Assets	11	644
LICENSES FOR TECHNOLOGY (Note 4)	200	200

Total Assets	211	844

LIABILITIES
CURRENT LIABILITIES
Accounts payable and accrued liabilities	41,181	36,118
Loan payable to director (Note 8)	156,169	149,716
Loan payable to related party (Note 5)	540,000	540,000
	737,350	725,834

Going Concern (Note 2)
Related Party Transactions (Note 8)
Commitment (Note 10)

STOCKHOLDERS’ DEFICIENCY
Capital Stock ($.001 par value, 300,000,000 common shares authorized, 100,225,228 issued and outstanding as of September 30, 2018 and 100,195,228 as of December 31, 2017	100,125	100,095
Additional paid-in Capital	277,969	262,999
Deficit	(1,115,276)	(1,088,127)
Accumulated other comprehensive loss	(10)	(10)
Total Stockholders’ Deficiency Attributable to the Company’s Stockholders	(737,192)	(725,043)
Non-controlling interest	53	53

Total FNEC Stockholders’ Deficit	(731,139)	(724,990)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIENCY	211	844

The accompanying notes form an integral part of these interim consolidated financial statements

FIRST NATIONAL ENERGY CORPORATION

Interim Consolidated Statements of Operations and Other Comprehensive Loss

For the nine and three months ended

(Amounts Expressed US Dollars)

	9 months ended September 30		3 months ended September 30
	2018	2017	2018	2017
	$	$	$	$
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
REVENUE	-	-	-	-
EXPENSES
General and administrative	27,149	24,240	5,896	904
Total Operating Expenses	27,149	24,240	5,896	904
LOSS BEFORE INCOME TAXES	(27,149)	(24,240)	(5,896)	(904)
Income taxes	-	-	-	-
NET INOME (LOSS)	(27,149)	(24,240)	(5,896)	(904)
Net Loss and comprehensive loss attributable to the Company’s stockholders	(27,149)	(24,240)	(5,896)	(904)
Net Loss and comprehensive loss attributable to non-controlling interests	-	-	-	-
NET LOSS AND COMPREHENSIVE LOSS	(27,149)	(24,240)	(5,896)	(904)
Net loss per share – basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Weighted average common shares outstanding	100,225,228	99,915,228	100,225,228	99,915,228

The accompanying notes form an integral part of these interim consolidated financial statements

FIRST NATIONAL ENERGY CORPORATION

Interim Consolidated Statements of Changes in Stockholders’ Deficiency

For the periods ended December 31, 2014 to September 30, 2018

(Amounts expressed in US Dollars)

	Common stock - number of shares	Common stock - dollar amount at par value	Additional paid-in capital	Accumulated Deficit	Accumulated other comprehensive loss	Non- controlling interests	Total stockholders’ deficit
		$	$	$	$	$	$

Balance as of December 31, 2014 (audited)	99,865,228	99,765	103,329	(876,475)	(10)	53	(673,338)

Net Loss for the year	-	-	-	(22,612)	-	-	(22,612)

Balance as of December 31, 2015 (audited)	99,865,228	99,765	103,329	(899,087)	(10)	53	(695,950)

Net loss for the year	-	-	-	(12,364)	-	-	(12,364)

Balance as of December 31, 2016 (audited)	99,865,228	99,765	103,329	(911,451)	(10)	53	(708,314)

Sale of Shares	50,000	50	24,950				25,000
Financing Costs			(5,000)				(5,000)
Sale of shares	30,000	30	14,970				15,000
Stock based compensation	250,000	250	124,750				125,000
Net Loss for the year	-	-	-	(176,676)	-	-	(176,676)

Balance as of December 31, 2017 (audited)	100,195,228	100,095	262,999	(1,088,127)	(10)	53	(724,990)

Sale of Shares	30,000	30	14,970				15,000
Net Loss for the Period	-	-	-	(27,149)	-	-	(27,149)
Balance as of September 30, 2018 (unaudited)	100,225,228	100,125	277,969	(1,115,276)	(10)	53	(737,139)

The accompanying notes form an integral part of these interim consolidated financial statements

FIRST NATIONAL ENERGY CORPORATION

Interim Consolidated Statements of Cash Flows

For the nine months ended September 30,

(Amounts Expressed US Dollars)

	2018	2017
	$ (unaudited)	$ (unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	(27,149)	(24,240)
Adjustments for items not affecting cash Increase (decrease) in accounts payable and accrued liabilities	5,063	(15,359)

Net cash used in operating activities	(22,086)	(39,599)

CASH FLOWS FROM FINANCING ACTIVITIES

Loan from Director	6,453	20,214
Issuance of shares	15,000	25,000
Less share issuance finance cost	-	(5,000)

Net cash provided by financing activities	21,453	40,214

NET INCREASE (DECREASE) IN CASH	(633)	615

Cash, beginning of period	644	1,059

CASH, END OF PERIOD	11	1,674

The accompanying notes form an integral part to these interim consolidated financial statements

FIRST NATIONAL ENERGY CORPORATION

Notes to Interim Consolidated Financial Statements

September 30, 2018

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

September 30, 2018

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

The Company’s interim consolidated financial statements are prepared using accounting principles generally accepted in the United States of America and applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company has not generated any revenues from its planned principal operations through September 30, 2018 and has recorded losses since inception, has negative working capital, has yet to achieve profitable operations and expects further losses in the development of its business. There can be no assurance that the Company will have adequate capital resources to fund planned operations or that any additional funds will be available to the Company when needed, or if available, will be available on favorable terms in the amounts required by the Company.

FIRST NATIONAL ENERGY CORPORATION

Notes to Interim Consolidated Financial Statements

September 30, 2018

(Amounts expressed in US Dollars)

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

The unaudited interim consolidated financial statements should be read in conjunction with the financial statements and Notes thereto together with management’s discussion and analysis of financial condition and results of operations contained in the Company’s annual report on Form 10-K for the year ended December 31, 2017. In the opinion of management, the accompanying unaudited interim consolidated financial statements reflect all adjustments of a normal recurring nature considered necessary to fairly state the financial position of the Company at September 30, 2018, the results of its operations for the six months ended September 30, 2018 and 2017, and its cash flows for the six months ended September 30, 2018 and 2017. In addition, some of the Company’s statements in its quarterly report on Form 10-Q may be considered forward-looking and involve risks and uncertainties that could significantly impact expected results. The results of operations for the six months ended September 30, 2018 are not necessarily indicative of results to be expected for the full year.

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

FIRST NATIONAL ENERGY CORPORATION

Notes to Interim Consolidated Financial Statements

September 30, 2018

(Amounts expressed in US Dollars)

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

Assets and liabilities measured at fair value as of September 30, 2018 and December 31, 2017 are classified below based on the three fair value hierarchy tiers described above:

c)	Financial Instruments

	2018		2017
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
Cash	11	11	644	644
Accounts payable and accrued liabilities	41,181	41,181	36,118	36,118
Loan payable to director	156,169	156,169	149,716	149,716
Loan payable to related party	540,000	540,000	540,000	540,000

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

FIRST NATIONAL ENERGY CORPORATION

Notes to Interim Consolidated Financial Statements

September 30, 2018

(Amounts expressed in US Dollars)

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont’d)

Net operating loss carry-forwards and other deferred tax assets are reviewed annually for recoverability, and, if necessary, are recorded net of a valuation allowance.

e)	Comprehensive loss

Comprehensive loss includes all changes in equity during a period from non-owner sources.

f)	Intangible Assets

Intangible assets include the technology licenses which are amortized over the estimated useful life of 10 years on a straight- line basis. However, since these licenses were previously written down to a nominal value, no amortization was recognized during the period for accounting purposes.

g)	Loss per share

Basic loss per share is computed by dividing net loss by the weighted average number of common shares outstanding for the period. Diluted loss per share is computed by dividing net loss by the weighted average number of common shares outstanding plus common stock equivalents (if dilutive). As of September 30, 2018, there were no common stock equivalents.

h)	Stock-Based Compensation

The Company accounts for equity instruments issued in exchange for the receipt of goods or services from parties other than employees using the estimated fair market value of the consideration received or estimated fair value of the equity instruments issued, whichever is more reliably measurable. The value of equity instruments issued for consideration other than employee services is determined on the earlier of a performance commitment or completion of performance by the provider of goods or services. As of September 30, 2018, the unrecognized expense related to stock-based compensation, and stock -based compensation expense relating to all employees and non-employees were $nil and $nil for the 6-month periods ended September 30, 2018 and 2017 respectively.

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

FIRST NATIONAL ENERGY CORPORATION

Notes to Interim Consolidated Financial Statements

September 30, 2018

(Amounts expressed in US Dollars)

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont’d)

j) Non-controlling Interest

Non-controlling interests in the Company’s subsidiaries are recorded in accordance with the provisions of ASC 810 and are reported as a component of equity, separate from the Company’s equity.

k) Recent Accounting Pronouncements

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

September 30, 2018

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

On October 28, 2016, Boreas assigned its loan receivable due from the Company to one of the Company’s shareholders. The amount previously owed by the Company to Boreas is now owed to a shareholder of the Company. The loan to shareholder is non-interest bearing, is due on demand, and has no security or conversion features.

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

September 30, 2018

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

A director of the Company has advanced monies to the Company to pay certain expenses. The advances are non-interest bearing and is due on demand. The amount owing to the director was $156,169 ($149,716 in 2017).

9. SEGMENT DISCLOSURE

The Company, after reviewing its reporting systems, has determined that it has one reportable segment and geographic segment. The Company’s operations are all related to the provision of wind-driven solutions for power generation. All assets of the business are located in the United States of America.

10. COMMITMENT AND CONTINGENCIES

a)	Pursuant to Note 1 (c), under the Technology License purchased by Pavana, the Company has a commitment for royalties at 5% of earnings before interest, taxes, depreciation and amortization (“EBITDA”) derived by Pavana using this technology.

b)	Pursuant to the purchase of intellectual property from Serge Bolotov (the “vendor”), the Company has the following commitments related to the purchase:

i.	As consideration for the transaction, the vendor shall be paid 10% of the profits realized by the Company or a related or assigned party and a signing bonus of $1,000,000 to be derived from 11% of the initial profits from the intellectual property.

ii.	Following completion of sufficient funding of the Company or related or assigned party, the following shall occur: the vendor will be paid the sum of $8,000 CAD per month in cash or shares, as long as the vendor is needed as a consultant with the Company or a related or assigned party. The Company or related or assigned party will provide research and development facility with support staff.

iii.	The Company or a related or assigned party will act to appoint Serge Bolotov as a member of the Board of Directors. Upon successful appointment to the Board, the Company or a related or assigned party will issue the vendor 100,000 common shares as compensation for his Board of Director appointment and Director services. As at September 30, 2018 the vendor has not yet been appointed to the Board.

FIRST NATIONAL ENERGY CORPORATION

Notes to Interim Consolidated Financial Statements

September 30, 2018

(Amounts expressed in US Dollars)

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

Capital structure and debt capacity are taken into account when deciding new investments and the Company may consider share buybacks and share issuances as other strategies. No share buybacks have occurred or are currently contemplated. Debt capital is managed considering the requirement to secure liquidity and the capability to refinance maturing debt.

On September 30, 2018 the Company had no interest-bearing debt.

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

13. 2017 OMNIBUS EQUITY COMPENSATION PLAN

In February 2017, the Company adopted the 2017 Omnibus Equity Compensation Plan. 5,000,000 shares of common stock were reserved pursuant to the Omnibus Equity Compensation Plan. As at September 30, 2018, the Company has issued 30,000 shares of common stock under this plan.

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

Additional information concerning these and other risks and uncertainties is contained in our filings with the Securities and Exchange Commission, including the section entitled “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2017.

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

The Company has been working with a number of potential clients, designing the business model that will include revenue streams beyond simply providing green power. The avenue that is being studied closely is the provision of an advertising medium that are strategically placed and will allow the landlord to display advertising content that is usually confined to the indoors. Other revenue streams are also being studied, but the focus is on applications that will benefit from stand-alone power sources in non-typical locations.

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

Results of Operations

Nine Months Ended September 30, 2018, compared to the nine months ended September 30, 2017

Assets

Licensed technology assets, net of amortization, were unchanged at $200

Revenues

We did not generate any operating revenues in the nine months ended September 30, 2018.

Costs and Expenses

Amortization of Acquired Technology

There was no amortization of our technology assets during the nine or three months ended September 30, 2018, as compared to $-0- during the comparable period in 2017.

General and Administrative

Operating expenses increased to $27,149 during the nine months ended September 30, 2018, as compared to $24,240 during the comparable period in 2017. Operating expenses for the three months ended September 30, 2018 were $5,896 compared to $904 for the comparable period in 2017.

Liquidity and Capital Resources

Cash was $11 at September 30, 2018, compared to $644 at December 31, 2017.

Our Company is a development stage company and has not generated any operating revenues as of September 30, 2018. In addition, we will continue to incur net losses and cash flow deficiencies from operating activities for the foreseeable future.

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

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

As of September 30, 2018, the Registrant carried out an evaluation of the effectiveness of the Registrant’s disclosure controls and procedures (as defined by Rule 13a-15(e) under the Securities Exchange Act of 1934) under the supervision and with the participation of the Registrant’s chief executive and chief financial officer. Based on and as of the date of such evaluation, the aforementioned officer has concluded that the Registrant’s disclosure controls and procedures were not effective.

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

Changes In Internal Control Over Financial Reporting

During the interim period ended September 30, 2018, there were no changes to this system of internal controls or in other factors that could significantly affect those controls.

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

There were no defaults upon senior securities during the period ended September 30, 2018.

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

FIRST NATIONAL ENERGY CORPORATION

Dated: December 04, 2018	/s/ Gregory Sheller
Gregory Sheller, Chief Executive Officer

Dated: December 04, 2018	/s/ Peter Wanner
Peter Wanner, Chief Financial Officer