Form 10-Q/A
period 2018-09-30
First National Energy Corp.
filed 2018-12-11
CIK 1142129

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

Transitional Small Business Disclosure Format Yes [  ] No [X]

EXPLANATORY NOTE

The choice of “are we a shell” was inadvertently set to Yes when it should have been set at No

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

FIRST NATIONAL ENERGY CORPORATION

Dated: December 11, 2018	/s/ Gregory Sheller
Gregory Sheller, Chief Executive Officer

Dated: December 11, 2018	/s/ Peter Wanner
Peter Wanner, Chief Financial Officer